Form 10-Q
period 1995-09-30
WORLD WIDE STONE CORP
filed 1996-08-28
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995        Commission File Number 000-18389


                          WORLD WIDE STONE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


         NEVADA                                            33-0297934
(State or Other Jurisdiction of                   I.R.S. Employer Identification
Incorporation or Organization)                      Number)


     2150 W. University Drive, Tempe, AZ                   85281
(Address of Principal Executive Offices)                  (Zip Code)


                                  602-966-0047
              (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former name, former address and former fiscal year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes_____ No_X___


As of September 30, 1995, there were 32,225,868 shares of common stock outstanding.


                       Documents Incorporated by Reference
                                      None

                               (Page 1 of 8 Pages)

                          World Wide Stone Corporation
                                      Index




Part I.           Financial Information


Item 1.           Financial Statements
                  Interim Consolidated Balance Sheet...................... 3
                  Interim Consolidated Statement of Income................ 5
                  Notes to Financial Statements........................... 6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Operating Results............... 6


Part II.          Other Information....................................... 6

                               (Page 2 of 8 Pages)

                                Murray Peck, P.C.
                          Certified Public Accountants
                          5110 North Central, Suite 320
                             Phoenix, Arizona 85012
                    Phone (602) 274-1960 - Fax (602) 274-1986



To the Board of Directors
World Wide Stone Corporation, Inc.

We have compiled the accompanying balance sheet of World Wide Stone Corporation, Inc. as of September 30, 1995, and the related statement of income for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express and opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles. If the omitted disclosures and the statement of cash flows were included in the financial statements, they might influence the user's conclusions about the
Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

Date:  November 12, 1995                          Murray Peck, P.C.
                                                  Certified Public Accountants



                                                  BY:   /s/Murray Peck
                                                     ---------------------------
                                                     Murray Peck, CPA, President

                               (Page 3 of 8 Pages)

                          WORLD WIDE STONE CORPORATION
                                  BALANCE SHEET
                               September 30, 1995


                                     ASSETS

Current assets
    Cash                                                       $  150,958
    Accounts receivable                                            95,804
    Investments - Mexico                                           75,501
    Due from Mexican subsidiary                                    42,947
    Intercompany receivable - due from Mexico                      32,967
    Inventory                                                     187,352
    Prepaid expenses - IVA/other                                    7,183
    Prepaid expenses                                              206,870
    Loans to employees                                             20,043
    Shareholder loans                                              70,052
                                                               ----------

        Total current assets                                      889,677


Property and equipment
    Mexican land and building                                   1,750,000
    Sierra Piedra                                               1,294,560
    Mex Marmoles Muguiro                                          273,589
    Furniture and equipment                                        56,403
        Accumulated depreciation                                 (443,942)
                                                               ----------

               Net property and equipment                       2,930,610

Other assets
    Organization costs                                                104
    Prepaid rent                                                    1,563
    Rental deposit                                                  1,563
                                                               ----------

        Total other assets                                          3,230
                                                               ----------

           Total assets                                        $3,823,517
                                                               ==========

                            (See Accountant's Report)

                               (Page 4 of 8 Pages)

                          WORLD WIDE STONE CORPORATION
                                  BALANCE SHEET
                               September 30, 1995



                             LIABILITIES AND EQUITY

Liabilities
    Current liabilities
        Accounts payable - USA                           $        51,748
        Accounts payable - Mexico - due to USA                    32,967
        Accounts payable - vendors                                12,103
        Accrued payroll taxes                                     19,555
        Accrued interest                                           7,956
        Loan payable - various creditors                          91,991
        Assessments payable                                        1,870
        Due to Felipe                                             11,480
        Loan payable - G&C Partners                               35,000
        Due to M. Cunningham                                      14,949
        Loan payable - truck                                      15,915
        Loan payable - vehicle                                    10,741
        Bank loan - current                                      718,744
                                                         ---------------

           Total current liabilities                           1,025,019
                                                         ---------------

Equity
    Translation adjustment                                       268,248
    Common stock                                                  27,826
    Additional paid in capital                                 6,624,609
    Retained earnings                                         (4,087,912)
    Current period earnings                                      (34,273)
                                                         ---------------

        Total equity                                           2,798,498

           Total liabilities and equity                  $     3,823,517
                                                         ===============

                            (See Accountant's Report)

                               (Page 5 of 8 Pages)

                          WORLD WIDE STONE CORPORATION
                               STATEMENT OF INCOME
                        Periods ended September 30, 1995

                                                       Three months  Nine months
                                                       ------------  -----------

Income
    Sales                                                $ 231,015    $687,784
    Cost of sales                                          105,729     333,454
                                                         ---------    ---------
        Gross profit                                       125,286     354,330

Expenses
    Depreciation                                            46,632     139,896
    Wages                                                   30,703      82,808
    Advertising                                              8,022      15,069
    Auto                                                     2,310       6,045
    Bank charges                                               189         634
    Dues                                                       103       1,260
    Equipment rental                                           432         432
    Freight                                                 25,008      40,011
    Education                                                    0         975
    Insurance                                                1,725       6,098
    Legal and accounting                                     4,124      11,969
    Licenses and permits                                       205         677
    Merchant charges                                           494         494
    Office                                                   4,081      20,699
    Office supplies                                          1,100       1,827
    Outside services                                         5,268       5,268
    Postage                                                  1,462       3,093
    Rent                                                     4,679      12,993
    Repairs                                                    387         522
    Supplies                                                 9,752      10,580
    Taxes - payroll                                            745      14,505
    Taxes - sales                                            2,364       3,147
    Telephone                                                2,808       8,050
    Travel                                                   7,249      17,483
    Utilities                                                  590       1,680
    Miscellaneous                                                0     (13,941)
                                                         ---------    ---------

        Total expenses                                     160,432     392,274
Other income (expense)
    Interest income                                            281         578
    Other income                                                 0       3,093
                                                         ---------    ---------

           Total other income (expense)                        281       3,671
                                                         ---------    ---------

Net income (loss)                                        $ (34,865)   $(34,273)
                                                         =========    =========

                               (Page 6 of 8 Pages)

Notes to Financial Statements (Unaudited)

Note 1. The accompanying financial statements have been compiled to the best of Management's knowledge and belief, and reflect the Company's financial condition for the reported period. The financial statements have not been audited or reviewed. Auditing procedures could reveal material differences from the compiled quarterly financial statements but the Registrant is not aware of any material modifications that should be made to these compiled financial statements.

    The information presented within this report should be read in conjunction with the Registrant's 1995 10-K filed jointly with this report.

    No comparison of quarterly results with prior quarters or year to date information has been offered. The Registrant believes that this information at the date of this filing could be misleading to the reader. (See 1995 10-K.)


Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

    The activities of the Company during the third quarter were focused on improving both quality and quantity of production at the Mexican facilities, improving training and work environment for all employees, penetration of the local Arizona market, and quarry development and improvement.

    Production volume continued to rise in the third quarter due to emphasis on improvement in training of management and employees, better utilization of space and equipment, continuous improvement in the manufacturing process, as well as quarry development and exploration. The showroom and warehouse operation in Tempe, Arizona, has contributed toward greater penetration of the Arizona market, which allowed an increase in the margin of profit.

    Management continued its commitment in the third quarter to developing effective ways of fostering continuous improvement of quality. The training program based on Control Systems Theory was continued. This approach was developed by Dr. William Glasser and is consistent with the work of W. Edwards Deming. As adopted by World Wide Stone, Control Theory Management involves active interest by management in the needs of the workers, a participatory environment, empowerment for decision-making, and emphasis on personal responsibility. This approach is thought to be appropriate in multi-cultural settings and was instituted both in the U.S. and Mexico.

Liquidity and Capital Resources
- -------------------------------

    The Company cash flow is sufficient to maintain operations. Expansion of operations may be financed by debt or equity investment and in part by retained earnings. (See 1995 10-K.)

                           Part II - Other Information

Item 1.    Legal Proceedings.
    None

Item 2.    Changes in Securities.
    None

Item 3.    Defaults Upon Senior Securities.
    None

Item 4.    Submission of Matters to a vote of Security Holders
    None

                               (Page 7 of 8 Pages)

Item 5.    Other Information
    None

Item 6.    Exhibits and Reports on Form 8-K
    None




                                    Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Date: March 26, 1996                        World Wide Stone Corporation
                                           (Registrant)



                                           BY:   /s/Franklin Cunningham/
                                                --------------------------------
                                                 Franklin Cunningham, President

                               (Page 8 of 8 Pages)