Form 10-K
period 1995-12-31
WORLD WIDE STONE CORP
filed 1996-08-28
CIK 841123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                   For the fiscal year ended December 31, 1995
                          Commission File No. 000-18389
                         (Filing Dated: March 25, 1996)

                          WORLD WIDE STONE CORPORATION
             (Exact Name of Registrant as specified in its Charter)

                 NEVADA                                 33-0297934
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

 2150 W. University Dr., Tempe, Arizona                        85281
(Address of principle executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (602) 966-0047

           Securities registered pursuant to Section 12(g) of the Act:
                             $.001 Par Value Common;
                           $.001 Par Value Preferred.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES     NO  X
                                             ----   -----

         The aggregate market value of Common Stock (voting stock) of Registrant held by non-affiliates at December 31, 1995, based upon the low bid price was approximately $10,952,277 within 60 days of December 31, 1995.

         The number of shares outstanding of the Registrant's Common Stock as of December 31, 1995, was 34,225,868.

                   Documents incorporated by reference: NONE.


                                     PART I

Item 1. Business.       WORLD WIDE STONE CORPORATION

         The Registrant was incorporated under the laws of the State of Delaware on June 12, 1988, under the name Tacitus Ventures, Inc. as a blind pool - blank check company for the purpose of acquiring or merging with one or a limited number of private companies, sole proprietorships or partnerships. On November 15, 1989, the Registrant filed its Certificate of Amendment of Certificate of Incorporation with the Delaware Secretary of State. Said Amendment allowed for a name change of Registrant to World Wide Stone Corporation, a Delaware corporation, and allowed for an increase in the authorized shares as approved by the shareholders. On November 15, 1989, the Registrant filed a Certificate and
Agreement of Merger with the Delaware Secretary of State; wherein, the Registrant agreed to a merger with World Wide Stone Corporation, a private Nevada corporation, with the Registrant to be the surviving entity and the private World Wide Stone Corporation, a Nevada corporation, being dissolved. The closing of the Certificate and Agreement of Merger occurred on November 30, 1989; whereby, the Registrant exchanged 15,000,000 common shares and 5,000,000 convertible preferred shares of the Registrant's unissued authorized treasury stock for 15,000,000 common share and 5,000,000 convertible preferred shares of World Wide Stone Corporation, a Nevada corporation, outstanding stock, on a share-for-share basis. On November 30, 1989, the Registrant filed its Articles of Incorporation as a domestic corporation with the Nevada Secretary of State, and filed its Certificate of Dissolution with the Delaware Secretary of State. Registrant is now domiciled in the State of Nevada, with its corporate offices located in the City of Tempe, State of Arizona, where it is registered as a Foreign Corporation.

         On March 18, 1991, the Company acquired an operating dimensional stone factory located in the City of Durango, State of Durango, Country of Mexico. This acquisitions assets and operations are in two wholly-owned subsidiaries of the Registrant: (1) a Mexican corporation, called Sociedad Piedra Sierra, S.A. de C.V., and (2) a Nevada corporation, called Cantera Stone, Inc. A third wholly-owned Mexican corporation called Marmoles Muguiro, S.A. de C.V., operates the plant. All employees are employed by this corporation, which owns no assets. The plant and quarry were fully operational in 1995. Production volumes have increased each quarter during 1995 and the Company earned a profit from operations. Experience with the quarry, plant, and employees has allowed significant improvement in every aspect of the company. Of particular interest is the management system based on Control Systems Theory that was introduced in early 1995 and has continued to date. (See Management Discussion and Analysis , page 4.)

         The Company's activities do not pollute nor threaten to pollute air or water in any significant manner. Accordingly, federal, state and local laws and regulations governing the discharge of materials into the environment have little direct impact upon either the Company or its subsidiaries.

Item 2. Properties. The Company occupies 3,000 square feet showroom and warehouse space for its corporate offices at 2150 W. University Drive, Tempe, Arizona 85281. Tenant improvement began in October 1994 and the company occupied the space in December. Prior to this move the company occupied approximately 1,500 square feet of space for its executive offices located at 9614 N. 23rd St., Phoenix, Arizona 85028, which premises had been provided without charge to date under a verbal agreement between the Company and its President.

         On March 18, 1991, the Company acquired four acres of land in Durango, Durango, Mexico; the land consists of about four acres of prime real estate in the city of Durango including a 20,000 square foot factory and warehouse, housing the Company's dimensional stone factory. The Company also has leasehold rights on four cantera stone quarries in the area of the factory and a lease on the primary quarry operation where marble-limestone and travertine are extracted. The marble limestone quarry was discovered by management through extensive prospecting efforts and a land lease was negotiated with the land owner with only a small earnest deposit, under very favorable terms and conditions for the company. On December 3, 1995, the Company purchased the rights to mine a very large deposit of homogenous green quartzite in the State of Chihuahua, Mexico. This deposit contains more than 400 million cubic meters of stone above grade. Various shades of green are present with different types of white veining from occasional streaks of white and green to spider web white. ASTM testing is not yet conclusive although this material, named Verde Imperial, is expected to test out as commercially durable for floors which would positively impact its value per cubic meter. This material was displayed in Milan, Italy at an international buying fair in February 1996 with very encouraging response. (See Management Discussion and Analysis for market details, page 4). This quarry was purchased from a group of Mexican nationals, one of which is the manager of the Durango factory. The purchase price was $1,200,000 paid with 2.000,000 shares of R-144 common stock or sixty cents per share. (See notes 6 and 7 of the Financials, pages F-9 and F-10) These quarries have significant value; however, the financials do not reflect this value due to the rules regarding booking assets. The rule states that the registrant may book an asset at purchase price or market value, whichever is lower.

         The foregoing properties are free of liens and encumbrances at this time; except as reported above, the factory property has non-property related debts, and a line of credit in the amount of $850,000 which is secured by the land, building and equipment of the factory.

Item 3. Legal Proceedings. The Company has been audited by the I.R.S. for the years 1989, 1990, and 1991. October 11, 1995 the Company received a Notice of Deficiency in the amount of $564,130 plus interest and penalties in the amount of $423,098. The Company has retained a tax attorney who has advised that their claims are ridiculous and baseless. In the opinion of counsel, we will prevail in tax court. Management further reminds the reader that the company reported substantial losses for each of the years in question.

Item 4. Submission Matters to a Vote of Security Holders.      NONE


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) The common stock of the Registrant is thinly traded Over-The-Counter and is quoted in the National Quotation Bureau's "Pink Sheets". However, the existence of a limited and sporadic market in the Registrant's common stock should not be deemed to constitute an established public trading market. There is no established public market for the Registrant's common shares except for the stock being listed on a daily basis in the above "Pink Sheets". The table below shows the range of high and low bid quotations for the Registrant as reported by Escalator Securities, Inc. for 1990, 1991, 1992, 1993, 1994, and 1995. These quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits, of which there have been none.

         During 1990, the Company successfully completed registration under Form 8-A to become a 12(g) fully reporting company. All quotes are in dollars.

            Quarter                                 High               Low
            -------                                 ----               ---
            First, 1990                               3                .35
            Second, 1990                            2-1/8               1
            Third, 1990                               2                 1
            Fourth, 1990                            3.00              3.00

            First, 1991                               2               1-1/2
            Second,1991                             2-1/8               1
            Third, 1991                               2                 1
            Fourth,1991                             1-1/2              1/8

            First, 1992                             1/10              1/10
            Second,1992                             1/10              1/10
            Third, 1992                             1/10              1/10
            Fourth,1992                             1/10              1/10

            First,1993                              1/10              1/10
            Second,1993                             1/10              1/10
            Third,1993                              1/10              1/10
            Fourth,1993                             1/10              1/10

              Quarter                               High               Low
              -------                               ----               ---
              First,1994                              1                 1
              Second,1994                             1                 1
              Third,1994                              1                 1
              Fourth,1994                             1                 1

              First,1995                              1                 1
              Second, 1995                            1                 1
              Third, 1995                             1                 1
              Fourth, 1995                            1                 1

              (b) On December 31, 1995, the average reported closing bid quotation for the Registrant's common stock was "$1.00". The approximate number of holders of the Corporation's common Stock as of December 31, 1995, was 475 of record according to the Registrant's transfer agent. No dividends have been paid or declared by the Registrant. There are no restrictions on the Registrant's present or future ability to pay dividends, except for the financial condition and performance of the Registrant. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors including earnings, capital requirements and the financial condition of the Registrant.

Item 6. Selected Financial Data.

              The following selected financial data (AUDITED) has been derived from the registrant's financial statements, which have been examined by Mark Shelley, Independent Certified Public Accountant, for all periods included herein and should be read in conjunction with the financial statement and note thereto appearing elsewhere herein.

For the Years Ended December 31            1995            1994            1993            1992             1991
Income Statement Data:
Revenues:                              $1,092,479        $642,877         $155,022         $49,861         $345,109
Costs and Expenses:                    $1,110,664       ($891,565)       ($216,372)      ($275,801)       ($402,550)
Net Profit or Loss                       ($18,185)      ($264,400)       ($314,986)       (225,940)      (1,823,960)
Net LOSS per Share:                      ($.00005)        ($.0088)          ($0.01)         ($0.01)          ($0.11)
Total shares outstanding:              34,225,868      30,599,164       29,773,249      33,382,886       18,081,056

Balance Sheet Data:
Total Assets:                          $4,750,440       $3598,003       $3,326,935      $3,303,583       $2,159,480
Total Liabilities:                       $984,152      $1,030,980         $324,151        $266,859         $139,106
Total Stockholder's Equity:            $3,766,288      $2,567,023       $3,002,784      $3,036,724       $2,020,374
Cash Dividends per Common Share:            $0.00           $0.00            $0.00           $0.00            $0.00


A profit of $177,834 was earned from operations if you add back depreciation attributed to Mexico of (1995 $185,891) and U.S. depreciation of (1995 $10,128). The company paid $249,326 in interest payments during 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In 1993, a commitment for debt financing was obtained from Banca Serfin S.A. The first funding was received in July 1993. These funds were used to begin rebuilding the machinery to produce limestone,travertine and marble, as well as prospecting for new quarry deposits. The Company was very fortunate to successfully acquire a lease in 1993 on the current source of marble block as a direct result of those efforts. Additionally, new equipment was ordered from Italy to increase production to profitable levels. Said machinery was received in August of 1994 and installed and on line in September 1994. With this new equipment the production volume approximately tripled without an appreciable increase in costs, with the notable exception of interest carry on the debt. (Interest rates in

Mexico are high and the Company is paying more than $20,000 per month in debt service as of 1995 year end. As a result, the cost to produce a square foot of tile or slab is significantly reduced which will allow the Company to earn profits.) Although 1994 finished with losses of about $264,000 this is a substantially improved over prior years. 1995 has been a year of growth and stabilization. The showroom and warehouse operation in Tempe, Arizona has made a respectable market penetration in Arizona, which has allowed the Company to increase its margin of profit. This is a trend that has increased each quarter of the year and is expected to continue through 1996. Additionally production volume and quality has progressed steadily throughout the year and this trend is also expected to continue through 1996. As of the date of this writing, production has increased 45% over fourth quarter 1995 levels.
         In order to foster continuous quality improvement both at the factory and the U.S. offices, a program based on Control Systems Theory was begun. Control Theory is a biological theory of human behavior taught primarily by Dr. William Glasser, author of the book The Control Theory Manager. Dr. Glasser's work is strongly influenced by W. Edwards Deeming. It is believed that Control Theory forms the basis for an appropriate multi-cultural approach to a multinational company. This theory maintains that all people are internally motivated and will not produce quality unless their needs for belonging, accomplishment, freedom, and fun are met. What people choose in order to meet these needs will vary from person to person and culture to culture. Control Theory management as adopted by the Company involves active interest by management in the needs of the workers; a non-threatening, participatory environment; more effective training; more empowerment for decision-making; and more emphasis on personal responsibility. Cooperation rather than coercion is stressed. Final inspections were de-emphasized in favor of training workers to inspect their own work. A quality environment in the factory was emphasize, since it is considered essential for quality production.
         The application of Control Theory has proven to be beneficial in increasing the satisfaction and cooperation of employees and the quality of the finished product. A commitment has been made to continuing education and application of these principles in the company.

                      Comparison of Years 1993, 1994, 1995:

         Revenues for the Company for the years ended December 31, 1993, 1994, and 1995 were $155,022, $642,877, and $1,092,479 respectively. During 1993 bank financing was realized and the operation and Company direction that exists today was born. Machinery was refurbished and additional machinery was ordered from Italy. Quarry acquisition and development took place (see 1994 10-K) and production at low levels began.
         In 1994 the existing machinery had been refurbished and new machinery began to arrive. In September 1994 the most significant equipment purchases were installed and on-line. Quarry development continued throughout the year.
         1995 was a year of marked progress in three major areas of operation. First, quarry development, a large cost of operations item, continued. In the fourth quarter the Company successfully changed its quarry method from drilling and light explosives to diamond wire extraction. This involves a significant decrease in quarry waste and an increase in production volume and quality. The drilling equipment will be removed to the new Verde Imperial quarry in the second quarter of 1996, to begin the development of this deposit. Second, with the installation of new equipment, additional production volume has been realized, and with increasing experience, the production volume is growing monthly. Third is market penetration and satisfaction. The Company is gaining customer base monthly and is earning a reputation as a reliable source of quality products.
         Total assets for the Corporation for the years ended December 31, 1993, 1994, and 1995 were $3,439,715, $3,598,003, and $4,750,440 respectively. Changes in total assets in 1993 and 1994 were primarily due to the purchase of equipment. In 1995 the change is primarily due to the December 3 acquisition of the Verde Imperiale quarry lease. This quartzite deposit is expected to be an integral part of the future growth and profitability of the Company. Significant investment will be necessary to realize this potential. Quarry development will be accomplished in stages as capital is available; full development is projected to require less than $800,000. Then, production of dimensional stone may also be achieved in stages as capital permits. Here, full development has no limits, although the Company plans to build a new production facility for approximately seven million dollars; management is examining the possibilities available to raise this capital. No reliance should be placed on these new production goals as the funding source is not currently known.

         The Company plans to build a Rustic Finish factory addition in two stages in 1996. The source of stage one financing ($150,000) is not currently known; however, management has high confidence that this will be accomplished in the second quarter of 1996. Stage one will allow the Company to convert semi-finished material now in physical inventory, but not listed in the inventory values in the financials, into approximately $500,000 of cash flow. (Inventory values in the financials only include first quality finished products.) Stage two will require approximately $1,150,000 to complete. The funding source is not currently identified.

                        Liquidity and Capital Resources:

         The Corporation's assets are not liquid and consist of those items listed herein. In 1995, the Company successfully refinanced a portion of its Mexican bank debt, lowering the interest paid; however, the interest remains high. Efforts to further reduce the debt burden are continuing, and a verbal commitment from Banca Serfin, S.A. de C.V. has been offered to reduce the debt service interest in total to approximately 10% interest on the remaining outstanding balance. (The reader should note that this reduction may not occur and no reliance should be placed on this event.)
         Mexico experienced a 50% currency devaluation in December of 1994 which has impacted the company. Banca Serfin S.A. has advised that the Company is receiving and will continue to receive the lowest interest rates available given the current economic conditions in Mexico. Expansion plans will be funded by earnings and equity capital. These plans include expansion of our existing factory as well as building a new high production factory and new and continuing quarry development.

                              Financial Resources:

         Future funds for operations and expansion are expected to be obtained through debt and equity financing as well as earnings from operations. Operations can support the Company's capital needs and equity financing is considered practical, by management, for the expansion plans.

                               Industry Segments:

         Virtually all of future operating revenues are expected to be derived from mining, importing, cutting, finishing, selling, brokering, exporting and importing products made of stone (e.g., marble, limestone and travertine)


                                  Competition:

         All phases of the Corporation's activities listed in its Industry Segment are highly competitive and, therefore, investment in the Corporation involves risks arising out of this competition. The Corporation competes with numerous direct competitors for the best sales contracts and distributor relationships. The most significant competition is from the numerous producers in Italy. The Company does have some competitive advantage due to the geographical location being much closer to the U.S.A. market, thus reducing shipping time and costs.


                Effect of Compliance with Governmental Policies:

         The earnings of the Corporation may be effected by governmental regulation and legislation which, among other things, may effect importation requirements, tariffs, interstate commerce, and the general building, development and re-modeling climate. The policies of the various governmental authorities influence to a significant extent the overall growth and no growth climates for importation, exportation, building and development.

                             Inflation or Deflation:

         The management does not believe that inflation or deflation will have a demonstrable effect on the operation of the Corporation; however, it is possible that inflation will have a negative effect on the Corporation, especially if expenses such as employee compensation, shipping and communications increase. Increases in these areas may not be readily recoverable in the prices and services offered by the Corporation. To the extent that inflation results in higher interest rates and has other adverse effects on the value of securities, it may adversely effect the Corporation's financial position and results of operations. It is also possible that deflation will have a negative effect, as well, particularly with respect to the prices and demand for the Corporation's products and the values of its assets. Mexico experienced 50% inflation in December 1994 due to the peso devaluation which actually benefitted the company for a few months by reducing the effective cost of doing business. The Company sells in dollars and pays its production costs primarily in Pesos. However, the debt is primarily in U.S. dollars and all of the marketing, sales and equipment costs are in dollars. Looking at the entire situation it is expected that long term this Mexican inflation issue will have no effect to a slightly positive influence.

Item 8. Financial Statements and Supplementary Data.

         Financial information required by this Item and included in the Report is set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None.


                                    PART III

Item 10. Director and Executive Officers of the Registrant.

         Name, Age                   Since          Position - Offices
         ---------                   -----          ------------------
         Franklin Cunningham, 44     1989     President, Treasurer, Director
         Spencer Cunningham, 46      1994     Executive Vice President, Director
         Lee M. Cunningham, 44       1989     Corporate Secretary, Director
         L. Ernest Whitesel, 57      1992         Director

         Directors are elected by stockholders to hold office until the next annual meeting of stockholders and until their successors are elected and have qualified. Upon the death, resignation or removal of a Director, the Board may appoint a replacement for the unexpired term of his/her predecessor. Officers are elected by the Board of Directors and serve at the pleasure of the Board.

         The name, age and principal occupation of the Directors and Officers who served during 1995, or who continue to serve as of year end 1995, and certain information regarding his or her business experience, are set forth as follows:

         Franklin Cunningham, Age 44: Mr. Cunningham has previously formed several companies, some of which are in the dimensional (architectural) stone industry and all of which continue today in profitable operation, with the exception of Cunningham & Associates, which was phased out when Mr. Cunningham joined the Company.

         His first company was founded in 1973. In the interim until the establishment of Cunningham & Associates, he served as an officer of Intile Designs of Arizona, Inc. Intile Designs of Arizona, Inc. is a substantially owned subsidiary of Intile Designs, Inc., headquartered in Houston, Texas, in which Mr. Cunningham continues today as a stockholder.

         During Mr. Cunningham's tenure, Intile Designs, Inc. was placed on "INC." magazine's 1986 list of "500 Fastest Growing Companies". Mr. Cunningham contributed significantly to the growth of Intile as a direct result of advantageous relationships he developed and his perceptive abilities to anticipate demands in the related markets with respect to product mix, costing/pricing strategies and presentation.

         As a result of his experience in the industry, Mr. Cunningham has strong business ties with numerous key, foreign national and domestic architectural stone and ceramic tile industries companies including raw material suppliers, equipment suppliers, manufacturers, manufacturers representatives, distributors, architects and designers. In addition, Mr. Cunningham has proven experience in wholesale, resale, distribution, manufacturing and quarrying of architectural stone products, and has built wholesale, retail and warehouse facilities for these operations.

         Prior  to  his  joining  the  Company,   Mr.  Cunningham  was  doing  a
substantial business in the United States, Mexico, Italy, West Germany, Taiwan, Spain, Portugal, India, Turkey and Indonesia.

         Lee M. Cunningham, Age 44: Ms. Cunningham was active for eighteen years in interior design and furnishings, building products and building construction, and importing. She has both conceptual understanding and established both domestic and international relationships in these fields, which relate to architectural stone products, offering the resulting benefit to the Company. She is a licensed general contractor in the State of Arizona and has been responsible for several residential and commercial building projects. She earned her B.A degree from Western International University and her M.A. in Human Resources from Ottawa University.

         From 1972 to 1986, Ms. Cunningham owned and managed an interior design studio and furniture showroom, during which time she gained experience in the architectural stone industry. Following the sale of her showroom, she was employed by Intile Designs of Arizona in design and marketing. During that time, she was also involved in the purchase and sale of architectural stone products. She remains a stockholder of Intile Designs, Inc., which is the parent company of Intile Designs of Arizona.

         Ms. Cunningham is also currently active as a consultant in human resources and leadership, and facilitates seminars for professional growth.

         Spencer W. Cunningham Age 46: Mr. Cunningham is the Executive Vice President and Director since August 24, 1994. He is a graduate of Ohio State University School of Business Administration, holding a B.S.B.A. degree in Real Estate and Urban Land Economics. For his first post graduate employment in 1973, he was hired by the Chairman of the Board of the third largest Ohio savings and loan association to establish its first commercial lending department, where he worked as commercial loan officer and commercial real estate appraiser, reporting directly to the Chairman, Senior Vice President and Special Loan Committee. In one of numerous projects Mr. Cunningham did a land use feasibility study for, and designed a multi-million dollar, multi-tiered parking garage for the company, upon which effort the company committed funding and construction of the facility in Columbus, Ohio.

         In 1975, Mr. Cunningham left the lending industry to establish a successful real estate development company specializing in renovations of historic real properties. Serving at various times as Vice President, Director, Treasurer and/or Secretary of Spencer Cunningham & Associates, Inc. (SC&A), an Ohio corporation (1980-1985), he was an association group insurance administrator and broker specializing in professional liability insurances and other specialty lines coverages, licensed by numerous carriers from coast to coast. SC&A was recognized nationally as a leader in its field, earning millions in premium dollars annually with only two licensees employed. The Cunningham interest was sold in 1984. Mr. Cunningham fulfilled his obligation to the firm and left in 1985.

         Since then, he has operated his private real estate construction company and served as an independent business development consultant in Ohio and Arizona, prior to joining this Company.

         L. Ernest Whitesel, Age 56: From 1962 to 1974, Mr. Whitesel was an owner in an automotive industry dealership and a consultant to the industry. He served as general manager, vice president and partner in the Pete Ellis Automotive Dealerships throughout the Southwestern United States. This included overseeing the daily operations of five dealerships having average annual gross retail sales in excess of $225,000,000. From 1981 to 1990, he was the principal partner in a general insurance agency, handling life, accident, health and service contracts. Average annually gross sales were $10,000,000. From 1990 to present, Mr. Whitesel has been a semi-retired investor; however, as a principal investor in Interactive Media Technology, a NASDAQ bulletin board listed (non- reporting) company, he serves as National Sales Manager.

         (a) Family Relationships: Franklin Cunningham and Lee M. Cunningham are husband and wife. Spencer W. Cunningham is the brother of Franklin Cunningham and, thereby, the brother-in-law of Lee M. Cunningham. Lee M. Cunningham is, thereby, a sister-in-law to Spencer W. Cunningham. Excepting the aforementioned, there are no other family relationships which exist between or among any of the Officers or Directors of the Company.

         (b) Other Directorships: To the best of the knowledge of the Company, and according to the representations of the Directors, no Director, except as provided herein, is a director in any other company with a class of securities registered pursuant to section 12 of the Securities Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered under the Investment Company Act of 1940.

         (b) Involvement in Certain Legal Proceedings: The Company and its President are the subject of an IRS audit for the years 1989, 1990 and 1991 and a notice of deficiency of about $1,000,000 to the Company and about $1,640,000 to Frank and Lee Cunningham has been served. It is the opinion of management, legal counsel and accountants that these claims are baseless and unfounded.

Item 11. Executive Compensation.

         (a) Cash: The Corporation paid salaries to two executives in 1995, as follows:
                           Frank Cunningham                   $72,000
                           Spencer Cunningham                 $36,000

         (b) Bonuses and Deferred Compensation:

              Name of Individual           Capacities in            Cash Amount,
              or Number in Group           Which Served             Compensation
              ------------------           ------------             ------------
              Franklin Cunningham          President, Director      $0.00

         (c) Proposed Remuneration. The Company is obligated to pay the President $120,000 annually to commence at the direction of the President of the Company. In 1995 all employees are on the payroll.

         (d) Remuneration of Directors. Director do not receive a fee for Board meetings attended and are not reimbursed for expenses incurred in attending such meetings; however, the Board reserves the right to award a nominal fee for attendance should the Board decide it prudent to do so. Said fee shall not be retroactive.

         (e) Options, Warrants or Rights. No options, warrants or rights have been granted to any Officer or Director of the Corporation.

         (f) Non-cash Compensation:

Name of Individual                  Capacities in Which Served                                   Non-cash Compensation
Spencer Cunningham                  V.P., Director, since August 1994                            1,000,000 shares common stock

Said compensation was paid for current and past years of consulting advice to the Company.


Item 12. Security Ownership of certain Beneficial Owners and Management.

         The following tables set forth, as of December 31, 1995, information with respect to the ownership of each person known by the Corporation to own beneficially more than five (5%) percent of the $.001 par value common stock (voting stock) of the Corporation and the ownership of all Directors individually and all Officers and Directors as a group, and information with respect to the ownership of each Director and all Directors and Officers as a group known by the Registrant to own beneficially any other class of security of the Registrant, naming the class of equity security. In the case of Officer and Directors, the information as to shares beneficially owned, not necessarily being within the knowledge of the Corporation, has been furnished by the respective Officers and Directors individually.
Percentages listed are approximate.

         Name and Address                                  Number of                  Title              Percent
         of Beneficial Owner                             Shares Owned               of Class            of Class
         -------------------                             ------------               --------            --------
         Franklin & Lee M. Cunningham(A)                   18,119,695                 Common                53%
         7575 N. Indian Bend Rd. #2001
         Scottsdale, Arizona 85250

         Spencer W. Cunningham                              1,138,000                 Common                 3%
         101 N. 7th Street #121
         Phoenix, Arizona 85035

         L. Ernest Whitesel                                    23,750                 Common                 0%
         311 E. Country Gables Dr.
         Phoenix, 85022

         All Officers and
         Directors as a Group(B)                           19,281,445                 Common                56%

         Officers of subsidiary company,
         Marmoles Muguiro, S.A. de C.V.:

         Jaime Muguiro                                      4,280,000                 Common                12%
         Boulevard Francisco Villa
         Km 2 CD. Industrial
         Durango, Durango, Mexico

         Alejandro Muguiro                                  1,520,000                 Common                 4%
         Boulevard Francisco Villa
         Km 2 CD. Industrial
         Durango, Durango, Mexico
                                      -----  Last Item / Common Class  -----
           Note:  All issued Preferred Stock C has been exercised or cancelled and returned to treasury.
                                     -----  Last Item / Preferred Class  -----
                                            None issued or outstanding

         NOTES:
         ----- (A) The voting and investment power in regards to those shares owned by Franklin and Lee M. Cunningham are shared equally between them. In all other cases, the party named has represented that they have sole voting and investment powers in regards to the shares owned.
                  (B) "All  Officers  and  Directors as a Group" with respect to the Class of Common Stock include four persons.
                  (C)  All  Preferred   Stock  shares  are  non-voting  and  are
         convertible at the rate of ten (10) Common shares for one (1) Preferred share. Preferred shares may only be converted with the prior approval of the Board of Directors.There are no Preferred shares issued and outstanding at this time.

Item 13. Certain Relationships and Related Transactions.

         (See paragraph 2, item 2, "Properties".) Jaime Muguiro is the President and Operations Manager of Marmoles Muguiro, S.A. de C.V., a wholly owned subsidiary of the Registrant, and has received compensation in the Company's purchase of the lease rights described as Verde Imperiale marble deposit.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a,1) Financial Statements: The financial statements of World Wide Stone Corporation, included in the Annual Report to shareholders for the year 1995, and filed in accordance with the provisions of this Item, are found in the response to Item 8 and are included as a part of this Annual Report. They are:

                                                                                             Page Number
                  1.       Report of Certified Public Accountant.                                F-1
                  2.       Balance Sheet, December 31, 1995 and 1994                             F-2
                  3.       Statement of Stockholders Equity, December 31,                        F-3
                           1992, 1993, 1994, and 1995
                  4.       Statement of Operations, December 31,                                 F-4
                           1993, 1994, and 1995
                  5.       Statement of Cash Flows, December 31,                                 F-5
                           1993, 1994, 1995
                  6.       Notes to Financial Statements                                         F-6 to F-11

                  (a,2) Financial Statement Schedules: The financial statement schedules required to be filed, if any, are included in the financial statements found in the response to Item 8.

                  (a,3) Exhibits:

                           (A) Articles of Incorporation  of the Registrant,  as
amended to date.

                           (B) By-Laws of the Corporation, as amended to date

         (b) Reports on Form 8-K: The current reports on Form 8-K which were filed during the last quarter of the period covered by this Report by the Registrant with the Securities and Exchange Commission are: NONE.

                   (LAST ITEM / SIGNATURES ON FOLLOWING PAGE)

         SIGNATURES:

                  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 25, 1996         WORLD WIDE STONE CORPORATION


                                          {Franklin Cunningham}
                                        ----------------------------------------
                                        By: /s/ Franklin Cunningham
                                        Franklin Cunningham,
                   Director, Chairman of the Board, President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                                             Title                                           Date



                  {Franklin Cunningham}                                 Director, Chairman                          March 25, 1996
                  --------------------------------------                of the Board, and
                  By: /s/ Franklin Cunningham                           President
                  Franklin Cunningham



                  {Lee M. Cunningham}                                   Director and                                March 25, 1996
                  --------------------------------------                Secretary
                  By: /s/ Lee M. Cunningham
                  Lee M. Cunningham



                  {Spencer Cunningham}                                  Director and                                March 25, 1996
                  --------------------------------------                Executive Vice
                  By: /s/ Spencer Cunningham                            President
                  Spencer Cunningham



                  {L. Ernest Whitesel}                                  Director                                     March 25, 1996
                  --------------------------------------
                  By: /s/ L. Ernest Whitesel
                  L. Ernest Whitesel

                                MARK SHELLEY CPA
                               110 S. Mesa Dr. #1
                              Mesa, Arizona 85210
                                 (602) 833-4054

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
World Wide Stone Corporation

         I have audited the accompanying balance sheet of World Wide Stone Corporation as of December 31, 1995 and 1994 and the related statement of operations, stockholders' equity, and cash flows for the three years ended December 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Stone Corporation as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the three years ended December 31, 1995 in conformity with generally accepted accounting principles.


                           Mark Shelley CPA
                           /s/ Mark Shelley






March 15, 1996

                          WORLD WIDE STONE CORPORATION

                                 Balance Sheet
                        as of December 31, 1995 and 1994

                                     Assets
                                                          1995              1994
                                                     ----------------  ----------------
Cash                                                          23,570            29,183
Accounts Receivable                                          109,116            57,161
Employee Loans                                                     0            63,752
Inventory                                                    296,495           194,845
Prepaid Expenses                                              52,435            23,491
                                                     ----------------  ----------------

      Total Current Assets                                   481,616           368,432

Property, Plant and Equipment (net of depreciation)        4,038,839         2,981,675
Trade Name  and Company Files (net of amortization)          227,990           246,229
Deposits                                                       1,995             1,563
Organization Costs (net of amortization)                           0               104
                                                     ----------------  ----------------

      Total Assets                                         4,750,440         3,598,003
                                                     ================  ================

                                   Liabilities

Accounts Payable                                              38,485           133,385
Payroll Taxes Payable                                         22,627            82,351
Loans from Shareholders                                            0            25,782
Bank Loans                                                         0           163,187
Private Notes Payable                                         52,516            49,949
Current Portion of Long Term Debt                             30,182             5,932
                                                     ----------------  ----------------

      Total Current Liabilities                              143,810           460,586
                                                     ----------------  ----------------

Mexican Bank Loans                                           811,830           550,000
Phoenix Equipment Loans                                       28,512            20,394
                                                     ----------------  ----------------

      Total Liabilities                                      984,152         1,030,980
                                                     ----------------  ----------------


                              Stockholders' Equity

Common Stock
      100,000,000 shares authorized, 34,225,868
      and 30,325,868 shares outstanding
      $.001 par value                                         34,226            30,326

Paid In Capital                                            7,838,209         6,624,609

Retained Earnings (Loss)                                  (4,106,147)       (4,087,912)
                                                     ----------------  ----------------

      Total Stockholders' Equity                           3,766,288         2,567,023
                                                     ----------------  ----------------

      Total Liabilities and Stockholders' Equity           4,750,440         3,598,003
                                                     ================  ================

The accompanying notes are an integral part of these statements

                          WORLD WIDE STONE CORPORATION

                            Statement of Operations
              for the years ended December 31, 1995, 1994 and 1993

                                                  1995              1994              1993
                                             ----------------  ----------------  ---------------
Sales and Revenue                                  1,092,479           642,877          155,022
                                             ----------------  ----------------  ---------------

Cost of Goods Sold                                  (764,358)         (755,362)        (253,636)
                                             ----------------  ----------------  ---------------

Gross Profit                                         328,121          (112,485)         (98,614)
                                             ----------------  ----------------  ---------------

Costs and Expenses
General and Administrative                          (383,190)         (112,128)         (24,800)
Professional and Management Fees                                                        (67,457)
Depreciation                                         (10,128)           (5,631)         (90,158)
Amortization                                            (104)          (18,394)          (9,326)
                                             ----------------  ----------------  ---------------

                                                    (393,422)         (136,153)        (191,741)
                                             ----------------  ----------------  ---------------

Net Income from Operations                           (65,301)         (248,638)        (290,355)

Gain on Currency Translation                          48,305           100,304
Interest Income                                        1,583             1,810              685
Interest Expense                                      (2,772)         (117,826)         (25,266)
                                             ----------------  ----------------  ---------------

                                                      47,116           (15,712)         (24,581)
                                             ----------------  ----------------  ---------------

     Income (Loss) Before Income Taxes               (18,185)         (264,350)        (314,936)

Provision for Income Taxes                               (50)              (50)             (50)
                                             ----------------  ----------------  ---------------

Net Income(Loss)                                     (18,235)         (264,400)        (314,986)
                                             ================  ================  ===============


Earnings (Loss) per Share                            a                   (0.01)           (0.01)
                                             ----------------  ----------------  ---------------

Average Number of
     Common shares outstanding                    32,154,361        30,599,164       33,385,626
                                             ----------------  ----------------  ---------------
a. less than $.01

The accompanying notes are an integral part of these statements

                          WORLD WIDE STONE CORPORATION
                        Statement of Stockholders' Equity
              for the years ended December 31, 1993, 1994 and 1995

                                                    Common Stock            Paid-in         Stock       Retained        Total
                                               Shares          Dollars      Capital       Subscribed     (Loss)
                                             ----------        -------     ---------      ----------    ---------     ---------
Balance December 31, 1992                    33,382,886         33,383     6,527,927        (50,000)   (3,508,526)    3,002,784
                                             ----------         ------     ---------        -------     ---------     ---------

Conversion of Stock Subscription                                             (47,500)        50,000                       2,500
Purchase of Consulting
Payment of Mexican Taxes Debt                 1,000,000          1,000       139,000                                    140,000
Retained Earnings (Loss)                                                                                 (314,986)     (314,986)
                                             ----------         ------     ---------        -------     ---------     ---------

Balance December 31, 1993                    34,382,886         34,383     6,619,427              0    (3,823,512)    2,830,298
                                             ----------         ------     ---------        -------     ---------     ---------

Return of Common Stock                       (3,609,637)        (3,610)        3,610

Return of Common Stock                         (120,000)          (120)          120                                          0

Cancelation of common stock
  pertaining to 2 debentures
  which were written off in 1991             (1,452,381)        (1,452)        1,452                                          0

Purchase of consulting with
  Common Stock                                1,125,000          1,125                                                    1,125

Retained Earnings (Loss)                                                                                 (264,400)     (264,400)
                                             ----------         ------     ---------        -------     ---------     ---------

Balance December 31, 1994                    30,325,868         30,326     6,624,609              0    (4,087,912)    2,567,023
                                             ----------         ------     ---------        -------     ---------     ---------

Additional shares to Mexican Managers         1,800,000          1,800        (1,800)                                         0

Sale of Stock                                   200,000            200        19,800                                     20,000

Purchase/Retirement of shares                  (100,000)          (100)       (2,400)                                    (2,500)

Purchase of Green Quarry                      2,000,000          2,000     1,198,000                                  1,200,000

Retained Earnings (Loss)                                                                                  (18,235)      (18,235)
                                             ----------         ------     ---------        -------     ---------     ---------

Balance December 31, 1995                    34,225,868         34,226     7,838,209              0    (4,106,147)    3,766,288
                                             ----------         ------     ---------        -------     ---------     ---------

The accompanying notes are an integral part of these statements

                          World Wide Stone Corporation
                            Statement of Cash Flows
              for the years ended December 31, 1995, 1994 and 1993

                                             1995              1994             1993
                                       ----------------  ----------------  ---------------
Cash Provided by Operation
     Net Income (Loss)                         (18,235)         (264,400)        (314,986)

     Amortization                               18,343            18,394            9,326
     Depreciation                              196,019           186,528           90,158
     Change in Accounts Receivable             (51,955)          (97,786)         (14,805)
     Change in Inventory                      (101,650)         (154,594)         (40,251)
     Change in Payables                       (151,624)           28,716          (99,499)
     Prepaid Expenses                          (28,944)            6,784          (30,275)
     Consulting Purchased with Stock                               1,125
     Deposits                                     (432)           (1,563)
     Change in Employee Loans                   63,752
                                       ----------------  ----------------  ---------------

          Net Cash from Operations             (77,726)         (276,796)        (400,322)
                                       ----------------  ----------------  ---------------

Cash from Investing Activities
     Purchase of Fixed Assets                  (53,183)         (120,032)         (93,769)
     Stock Purchase                             (2,500)
                                       ----------------  ----------------  ---------------

          Net Cash Used in Investing           (55,683)         (120,032)         (93,769)
                                       ----------------  ----------------  ---------------

Cash from Financing Activities
     Bank Debt                                 114,873           395,544          317,643
     Equipment Loans                            16,138            13,174           13,152
     Loan to Stockholder                       (25,782)          (20,820)          43,970
     Private Notes Payable                       2,567             4,949           10,000
     Issuance of Common Stock                   20,000                            140,000
     Paid in Capital Adjustment                                                     2,500
                                       ----------------  ----------------  ---------------

          Cash from Financing                  127,796           392,847          527,265
                                       ----------------  ----------------  ---------------

Net Increased (Decreased) in Cash               (5,613)           (3,981)          33,164

Beginning Cash                                  29,183            33,164                0
                                       ----------------  ----------------  ---------------

Ending Cash                                     23,570            29,183           33,164
                                       ================  ================  ===============

Significant Non Cash Transctions, See Notes

The accompanying notes are an integral part of these statements

                          WORLD WIDE STONE CORPORATION

1. Nature of operations and summary of significant accounting policies:

Nature of operations:

                  The Company is in the dimensional stone production and sales business. In March 1991 the Company purchased dimensional stone production facilities in Durango, Mexico. This plant started operations in July 1993 and became fully operational in September 1994. The Company had one operating quarry in 1995.

Principals of consolidation:

                  The financial statements include all of the assets and liabilities of the U.S. company as well as those of the Mexican companies. The Mexican plant consists of three Mexican entities, namely: Marmoles Miguiro, S.A. (the operational factory), Sociedad Piedra Sierra, S.A. (which holds the machinery and equipment) and a trust which holds the real estate.


                  All material intercompany transactions, accounts and balances have been eliminated.

Accounts receivable:

                  Management considers all accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been provided.

Inventory:

                  Inventory for the Company is stated at cost. All of the costs for 1995 and 1994 associated with the production of tile in the Mexican plant have been factored into the value of the cost of goods sold and the ending inventory. Costs of goods sold also includes freight from Mexico to the United States. Inventory as of December 31, 1992 was zero. Inventory as of December 31, 1993 was located only at the plant in Durango, Mexico. Inventory as of December 31, 1994 and 1995 was located at the plant in Durango, Mexico and at the showroom- warehouse in Tempe, Arizona. Interest expense of the Mexican bank loans for 1995 has been capitalized and is found in the ending inventory and the cost of goods sold.

Property, equipment and depreciation:

                  Depreciable   property  and  equipment  are  stated  at  cost.
Depreciation is being provided by use of straight-line method over the estimated useful lives of the assets.


Income recognition:

                  Income is recognized on sales when a contract (purchase order) is signed by the buyer and the shipment is made of the product either from the warehouse in Phoenix or directly from the factory in Durango, Mexico.

                  Interest income is recognized when accrued.

Income taxes:

                  Provision is made for deferred income taxes where differences exist between the period in which transactions affect taxable income and the period in which they enter into the determination of income in the financial statements. As of December 31, 1995 the consolidated Company had a Net Operating Loss (NOL) carry forward for federal income tax purposes of approximately 4,000,000. The future value of the NOL is not reflected in the face of the financial statements.

Earnings per share:

                  Earnings per share are computed by dividing net income by weighted average number of shares outstanding. For purposes of this computation, the effects of the recapitalization and subsequent conversion of preferred stock to common stock have been retroactively applied to all periods presented. There were no other items which were deemed to be common stock equivalents.

Foreign Currency Translation

                  The Company's wholly owned Mexican subsidiary, Marmoles Muguiro S.A. de C.V. maintains its books and records in Mexican pesos. Its functional currency however is U.S. dollars. Therefore Marmoles Muguiro utilizes the remeasurement method of foreign currency translation when it is consolidated.

                  The remeasurement method of foreign currency translation converts all monetary assets and liabilities from pesos to U.S. dollars at the current rate of exchange at the balance sheet date. All non-monetary assets and liabilities are converted at the historical rates that were present when the particular transaction took place. Revenue and expenses from the statements of operations are converted from pesos to U.S. dollars at a weighted average conversion rate. Depreciation, amortization, and similar historical cost based expenses use a historical based rate. Any translation gain or loss is reported on the Company's consolidated statement of operations.

2.       Related Party Transactions

                  The Company has a private demand note to a brother of the chairman for $14,949.


3.       Mexican Bank Debt


         In May 1993 the Company obtained loans of $250,000 from Banca Serfin, ( a Mexican Bank) to develop the stone plant. Security for this loan was the equipment. During May and June of 1993 the machinery at the plant was upgraded and reconditioned. In July 1993, production at the factory began. By the end of 1993 the loans had been increased to $317,643 plus accrued interest of $5,543. In 1993 this total is actually five notes from the bank. During 1994 additional funds were advanced from Banca Serfin. Also $550,000 was converted into a lower interest loan guaranteed by Bancomex. The Bancomex loan is in dollars instead of pesos. During 1995 the Company endeavored to convert the loans to a lower interest rate and was successful. Security for these loan is all of the assets located in Mexico.

1994
         All the 1994 loans are with Banca Serfin except the Bancomex $550,000 loan, which is processed through Banca Serfin. All loans except the Bancomex loan are in pesos. The Bancomex loan is in US dollars. All loans are secured by the assets of the Mexican companies.

         Loan Description  Ending Rate               Principal

         2 year interest every 90 days      11%            550,000
         90 day renewable                   25%              9.390
         90 day renewable                   24%              5,070
         90 day renewable                   24%             75,028
         90 day renewable                   27.4%           24,413
         90 day renewable                   27.4%            2,817
         90 day renewable                   27.4%           19,531
         installment loan                   23.75%           9,070
                                                           -------

                  Total Bank Loan Principal                695,319
                  Accrued Interest                          17,868
                                                           -------

                  Total Owed to Mexican Banks              713,187
                                                           -------


1995

         Bancomext         range 19.55% to 12.1 %          611,830
                           90 day renewable notes
                           US dollars

         NAFINSA           14.65%                          200,000
                           renewable note
                           US dollars

         Installment Note  23.75%                            5,394
                           Mexican pesos                   -------


         Total debt                                        817,224

         Accrued Interest                                   16,230
                                                           -------

         Total Mexican Bank Debt                           833,454
                                                           =======

4.       Property, Plant and Equipment

         Below is a summary of the fixed assets of the Company. All assets are amortized over their useful lives on a straight line basis. The depreciation attributed to Mexico (1995 $185,891) is included in the Costs of Goods Sold section of the Statement of Operations. The depreciation attributed to Phoenix is shown separately on the Statement of Operations.

                                                                        1995        1994
                                                                        ----        ----
         Office Equipment Mexico (7 years)                                2,239       1,107
         Rolling Stock Phoenix (5 years)                                 33,562      33,562
         Rolling Stock Mexico (5 years)                                 156,813     156,813
         Real Estate and Specialty Systems Mexico 40, 10 years)       1,752,061   1,751,250
         Machinery and Equipment Mexico (12 years)                    1,330,125   1,304,957
         Machinery and Equipment Phoenix (5-12years)                     36,744      10,672
         Green Quarry Purchase (Note 7)                               1,200,000

                                                                      4,511,544   3,258,361
         Accumulated Depreciation                                      (472,705)   (276,686)
                                                                      ---------   ---------

         Net Property, Plant and Equipment                             4,038,839  2,981,675
                                                                      ----------  ---------



5.       General and Administrative                                        1995       1994
                                                                           ----       ----
         Salaries and Wages                                              152,669     10,277
         Advertising                                                      15,069     10,767
         Commissions and Consulting                                       76,370      2,637
         Legal and Accounting                                             31,536      7,750
         Rent                                                             20,711      2,812
         Payroll Taxes                                                    11,317      1,156
         Travel                                                           13,388     28,821
         Other Expenses                                                   62,130     47,908
                                                                         -------    -------

         Total General and Administrative                                383,190    112,128
                                                                         -------    -------

6.       Leases and Royalty

         The Company has a three year lease for its showroom/warehouse in Tempe, Arizona. beginning in 1994.

         Year                1996     1997    1998     1999     2000

         Rent              18,632   17,743       0        0        0


         The company pays a royalty on its leased quarry of 90 pesos per cubic meter. This is approximately $16.90 at year end. These payments go into Cost of Goods Sold.

         The Company will pay a royalty on its green quarry rights purchase of 30 pesos per cubic meter once production begins. This will be approximately $4.

7.       Purchase of Green Quarry

         On December 3, 1995 the Company purchased the rights to mine a quarry of special green quartsite in the state of Chihuahua, Mexico. The Company paid 2,000,000 shares of R-144 common stock for these rights. The Company also agreed to pay a royalty of 700 pesos per month (about $91), until the quarry is operational and then 30 pesos per cubic meter thereafter. The 30 pesos will be adjusted for inflation. The stock was issued to the manager of the Company's Mexican plant for two years of work in finding the quarry and securing the rights. The manager of the Mexican plant previously to this issuance owned 8% of the Company's stock. With this additional 2,000,000 he now owns 14%. The valuation of the quarry has been placed at $1,200,000.


8.       Provision for Income Taxes

                  Provision is made for deferred income taxes where  differences exist between the period in which transactions affect taxable income and the period in which they enter into the determination of income in the financial statements. As of December 31, 1995 the consolidated Company had a total Net Operating Loss (NOL) carry forward for federal income tax purposes of approximately $4,000,000. The future value of the NOL is not reflected in the face of the financial statements.

                                               1995      1994     1993
                                               ----      ----     ----
         Change in Deferred Tax Benefit       6,200    89,900   107,000
         Valuation Adjustment                (6,200)  (89,900) (107,000)
                                             ------   -------  --------

         Net Tax Benefit                          0        0       0

         Current Taxes Payable                   50       50      50
                                               ----     ----    ----

         Provision for Income Taxes              50       50      50
                                               ====     ====    ====


9.       Interest Expense

         Mexican Banks (included in costs of goods sold)        246,554
         Phoenix Equipment Loans                                  2,772
                                                                -------


         Total Interest Expense                                 249,326
                                                                =======


10.      IRS Audit

         The Company has been audited by the I.R.S. for the years 1989, 1990, and 1991. On October 11, 1995 the Company received a Notice of Deficiency in the amount of $564,130 plus interest and penalties in the amount of $423,098. The Company has retained a tax attorney who has advised that these claims are baseless. This may require the Company to take this case to tax court in order to prevail.

11.      Non Cash Transactions

         1995
         Purchase of rights to green quarry for 2,000,000 shares of stock Final payment of 1,800,000 shares for investment of $140,000 in 1993

         1994
         Purchase of consulting with 1,125,000 shares of common stock
         Return and cancellation of 1,572,381 shares of common stock previously written off