Form 10-Q
period 1996-03-31
WORLD WIDE STONE CORP
filed 1996-08-28
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996          Commission File Number 000-18389


                          WORLD WIDE STONE CORPORATION


         NEVADA                                       33-0297934
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                          Number)


2150 W. University Drive, Tempe, AZ                        85281
(Address of Principal Executive Offices)                ( Zip Code)


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

                                Yes_X____ No_____


          As of March 31, 1996, there were 34,395,868 shares of common stock outstanding.


                       Documents Incorporated by Reference
                                      None

                               (Page 1 of 9 Pages)

                  World Wide Stone Corporation and Subsidiaries
                               Index to Form 10-Q
                      For the Quarter Ended March 31, 1996


Part I.           Financial Information


Item 1.           Financial Statements

                  CPA's Certification.......................................3

                  Consolidated Balance Sheet
                  March 31, 1996 and December 31, 1995......................4

                  Consolidated Statement of Operations (Income)
                  Three months ended March 31, 1996 and 1995................6

                  Consolidated Statement of Cash Flows
                  Three months ended March 31, 1996 and 1995................7

                  Notes to Financial Statements.............................8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and  Results of Operation.............8


Part II.          Other Information

Item 1            Legal Proceedings.........................................9

                               (Page 2 of 9 Pages)

                                Murray Peck P.C.
                          Certified Public Accountants
                          5110 North Central, Suite 320
                             Phoenix, Arizona 85012
                    Phone (602) 274-1960 - Fax (602) 274-1986


To the Board of Directors
World Wide Stone Corporation


We have compiled the accompanying Balance Sheets of World Wide Stone Corporation as of March 31, 1996 and December 31, 1995, and the related Statements of Income for the three month periods ended March 31, 1996 and March 31, 1995, and the related Statements of Cash Flows for the three month periods ended March 31, 1996 and 1995, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements have been prepared on the accrual basis of accounting.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the provision for income taxes as required by generally accepted accounting principles. If the omitted disclosures and provision for income taxes were included in the financial statements, they might influence the user's conclusions about the Company's financial position and results of operations. Accordingly, these financial statements are not designed for those who are not informed about such matters.

The Balance Sheet for the year ended December 31, 1995 was audited by another accountant and he expressed an unqualified opinion on this financial statement dated March 15, 1996. We have not performed any auditing procedures since that date.

Date:  May 13, 1996                   Murray Peck, P.C.
                                               Certified Public Accountants



                                               BY:   /s/Murray Peck/
                                                     ---------------------------
                                                     Murray Peck, CPA, President


                            See accountants' report.

                               (Page 3 of 9 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995


                                     ASSETS
                                                March 31, 1996    Dec. 31, 1995
                                             -----------------  ---------------
Current assets
    Cash                                     $         68,393   $        23,569
    Accounts receivable                               183,758           109,116
    Loans receivable - Intercompany                    28,128                 0
    Inventory                                         309,737           296,495
    Loans to employees                                    205                 0
                                             ----------------   ---------------

        Total current assets                          590,221           429,180


    Property, plant, and equipment - Mexico         3,044,560         3,044,560
    Mex Marmoles Muguiro                              273,589           273,589
    Machinery & equipment                             269,045           266,984
        Accumulated depreciation                     (566,304)         (518,304)
                                             ----------------   ---------------

               Net property and equipment           3,020,890         3,066,829

Other assets
    Prepaid rent                                        1,995             1,995
    Prepaid IVA - Mexico                               61,459            52,435
    Investment - Green Quarry                       1,200,000         1,200,000
                                             ----------------   ---------------

        Total other assets                          1,263,454         1,254,430
                                             ----------------   ---------------

    Total assets                             $      4,874,565   $     4,750,439
                                             ================   ===============
                            See accountants' report.

                               (Page 4 of 9 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995



                             LIABILITIES AND EQUITY

                                                March 31, 1996    Dec. 31, 1995
                                             -----------------  ---------------
Liabilities
    Current liabilities
        Accounts payable                     $         43,564     $      33,094
        Accrued pension                                 4,969             4,969
        Payroll taxes                                   5,057               422
        Accrued payroll taxes                          24,498            22,627
        Accrued interest                               16,452            16,230
        Other accrued taxes                             3,113                 0
        Sales deposits                                 14,870                 0
        Due to Felipe                                   2,567             2,567
        Loan payable - G&C Partners                    33,000            35,000
        Due to M. Cunningham                           14,949            14,949
        Loan payable - truck                            6,744             7,610
        Loan payable - vehicle                         12,336            13,003
        Loan payable - forklift                        15,162            16,456
        Long term debt - Mexico                       860,500           817,224
                                             ----------------   ---------------

           Total current liabilities                1,057,781           984,151
                                             ----------------   ---------------

Equity
    Common stock                                       34,226            34,226
    Additional paid in capital                      7,838,209         7,838,209
    Retained earnings                              (4,106,147)       (4,087,912)
    Current period earnings (loss)                     50,496           (18,235)
                                             ----------------   ---------------

        Total equity                                3,816,784         3,766,288
                                             ----------------   ---------------

           Total liabilities and equity      $      4,874,565   $     4,750,439
                                             ================   ===============
                            See accountants' report.

                               (Page 5 of 9 Pages)

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                   Three months ended March 31, 1996 and 1995


                                                March 31, 1996  March 31, 1995
                                                --------------  --------------

Income
    Sales                                          $ 450,509     $ 241,273
    Cost of sales                                    225,618       128,743
                                                   ---------     ---------
        Gross profit                                 224,891       112,530

Expenses
    Salaries and wages                                15,950           982
    Salaries - officers                               27,000        27,000
    Casual labor                                       3,622             0
    Salaries - salesmen                                7,150             0
    Advertising                                        2,607         1,962
    Promotion                                            650             0
    Auto expense                                         898         2,490
    Bank charges                                         644            92
    Commissions                                        1,216             0
    Consulting fees                                    1,606             0
    Data processing                                      593             0
    Depreciation                                      48,000        46,632
    Dues and subscriptions                             2,094           505
    Insurance                                          2,133         2,993
    Legal and accounting                              17,774         3,983
    Licenses and permits                                 420           110
    Office expense                                    14,264        14,311
    Postage                                              715           854
    Rent                                               8,717         5,003
    Supplies                                           5,215           981
    Taxes - payroll                                    5,521         7,245
    Telephone                                          3,479         2,159
    Travel                                             3,337         5,707
    Utilities                                            703           569
    Interest expense                                      87             0
                                                   ---------     ---------

        Total expenses                               174,395       123,578
                                                   ---------     ---------

Net income (loss)                                  $  50,496     $ (11,048)
                                                   =========     =========

                            See accountants' report.

                               (Page 6 of 9 Pages)

                          World Wide Stone Corporation
                            Statements of Cash Flows
               For the three months ended March 31, 1996 and 1995

                                                                           March 31 1996 March 31, 1995
                                                                           ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                       $  50,496    $ (11,048)
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              48,000       46,632
    (Increase) decrease in:
      Loans to employees                                                         (205)      (3,590)
      Accounts receivable                                                     (74,642)     (31,467)
      Inventories                                                             (13,242)     108,247
      Prepaid expenses - IVA                                                   (9,024)      17,941
      Intercompany receivable - Mexico                                        (28,128)           0
      Deposits                                                                      0       (1,563)
      Investments - Mexico                                                          0       48,495
    Increase (decrease) in:
      Accounts payable                                                         10,470      (64,293)
      Accrued liabilities                                                      24,711      (14,441)
                                                                            ---------    ---------

         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       8,436       94,913


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                        (2,061)           0
                                                                            ---------    ---------

         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      (2,061)           0
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    New borrowings:
      Long-term (net)                                                          43,276        3,667
      Short-term (net)                                                         (4,827)      17,447
    Stockholder loans                                                               0      (25,782)
                                                                            ---------    ---------

         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      38,449       (4,668)
                                                                            ---------    ---------

                  NET INCREASE (DECREASE) IN CASH                              44,824       90,245

CASH AT BEGINNING OF YEAR                                                      23,569       29,183

         CASH AT MARCH 31                                                   $  68,393    $ 119,428
                                                                            =========    =========

                            See accountants' report.

                               (Page 7 of 9 Pages)

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1)       General
         -------
         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto as well as Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's latest annual report an Form 10-K filed for the year ended December 31, 1995.

2)       Inventory
         ---------
         Inventory for the company is stated at cost. All of the costs associated with the production of tile in the Mexican plant have been factored into the value of the cost of the goods sold and the ending inventory. Cost of goods sold also included freight from Mexico to the United States. Inventory as of March 31, 1996 was located at the plant in Durango, Mexico and at the showroom-warehouse in Tempe, Arizona. Interest expense of the Mexican bank loans for March 31, 1996 has been capitalized and is found in the ending inventory and the cost of goods sold.


Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

General
- -------
         Sales for the first quarter ending March 31, 1996 have increased 47% over the same period in 1995. This trend is expected to continue as a result of continuing market penetration and increase in production volume.
         The Company has ordered additional machinery from Italy which will allow it to produce different finishes and to reduce the inventory of less popular varieties of stone being produced. A new plant expansion, Phase I, is now under construction and will be completed in May, 1996, with the new machinery being delivered in June of 1996. This expansion will require $1.3 million dollars to complete so it will be developed in phases as cash and financing are available. Phase I (described above) will be operational by July 1996 and has been funded by cash flow.

Results of Operations
- ---------------------
         The activities of the Company during the first quarter were focused on improving both quality and quantity of production at the Mexican facilities, improving training and work environment for all employees, penetration of the local Arizona market, and quarry development and improvement.
         Production volume continued to rise in the first quarter due to emphasis on improvement in training of management and employees, better utilization of space and equipment, continuous improvement in the manufacturing process, as well as quarry development and exploration. The showroom and warehouse operation in Tempe, Arizona, has contributed toward greater penetration of the Arizona market, which allowed an increase in the margin of profit.
         Management continued its commitment in the first quarter to developing effective ways of fostering continuous improvement of quality. The training program based on Control Systems Theory was continued. This approach was developed by Dr. William Glasser and is consistent with the work of W. Edwards Deming. As adopted by World Wide Stone, Control Theory Management involves active interest by management in the needs of the workers, a participatory environment, empowerment for decision-making, and emphasis on personal responsibility. This approach is thought to be appropriate in multicultural settings and was instituted both in the U.S. and Mexico.
                               (Page 8 of 9 Pages)

Liquidity and Capital Resources
- -------------------------------
         The Company cash flow is sufficient to maintain operations. Expansion of operations may be financed by debt or equity investment and in part by retained earnings. (See 1995 10-K.)


                           Part II - Other Information

Item 1.  Legal Proceedings.
         The Company has been audited by the I.R.S. for the years 1989, 1990, and 1991. On October 11, 1995 the Company received a Notice of Deficiency in the amount of $564,130 plus interest and penalties in the amount of $423,098. In addition, the President of the Registrant has been personally audited for the same period and has been served with a Notice of Deficiency totaling $937,923 plus penalties of $703,443. The Company has retained a tax attorney who has advised that the claims are ridiculous and baseless. In the opinion of counsel, the Company will prevail in tax court. Management further reminds the reader that the Company reported substantial losses for each of the years in question.
Item 2. Changes in Securities.
         None

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

Date: May 14, 1996                    World Wide Stone Corporation
                                      (Registrant)



                                      BY:    /s/Franklin Cunningham/
                                          -------------------------------------
                                           Franklin Cunningham, President

                               (Page 9 of 9 Pages)