Form 10-Q
period 1996-06-30
WORLD WIDE STONE CORP
filed 1996-08-28
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended June 30, 1996          Commission File Number 000-18389


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

                                Yes_X____ No_____


           As of June 30, 1996, there were 34,415,868 shares of common stock outstanding.


                       Documents Incorporated by Reference
                                      None

                               (Page 1 of 9 Pages)

                  World Wide Stone Corporation and Subsidiaries
                               Index to Form 10-Q
                       For the Quarter Ended June 30, 1996



Part I.           Financial Information


Item 1.           Financial Statements

                  CPA's Certification.......................................3

                  Consolidated Balance Sheet
                  June 30, 1996 and December 31, 1995.......................4

                  Consolidated Statement of Operations (Income)
                  Six months ended June 30, 1996 and 1995...................6

                  Consolidated Statement of Cash Flows
                  Six months ended March 31, 1996 and 1995..................7

                  Notes to Financial Statements.............................8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and  Results of Operations............8


Part II.          Other Information

Item 1            Legal Proceedings.........................................9

                               (Page 2 of 9 Pages)

                                Murray Peck, P.C.
                          Certified Public Accountants
                          5110 North Central, Suite 320
                             Phoenix, Arizona 85012
                    Phone (602) 274-1960 - Fax (602) 274-1986



To the Board of Directors
World Wide Stone Corporation


We have compiled the accompanying Balance Sheets of World Wide Stone Corporation as of June 30, 1996 and December 31, 1995, the related Statements of Income for the three month and six month periods ended June 30, 1996 and June 30, 1995, and the related Statements of Cash Flows for the six month periods ended June 30, 1996 and June 30, 1995, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements have been prepared on the accrual basis of accounting.

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

Dated: July 31, 1996                     Murray Peck, P.C.
                                         Certified Public Accountants



                                         BY:   /s/Murray Peck
                                             -----------------------------------
                                               Murray Peck, CPA, President

                               (Page 3 of 9 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995


                                     ASSETS
                                                     June 30, 1996  Dec.31, 1995
                                                     -------------  ------------
Current assets
    Cash                                             $   135,320    $    23,569
    Accounts receivable                                  115,789        109,116
    Loans receivable - Intercompany                       89,201              0
    Inventory                                            398,118        296,495
    Loans to employees                                       205              0
                                                     -----------    -----------

        Total current assets                             738,633        429,180


    Property, plant, and equipment - Mexico            3,044,560      3,044,560
    Mex Marmoles Muguiro - Trade Name\Company Files      273,589        273,589
    Machinery & equipment                                376,131        266,984
        Accumulated depreciation                        (614,304)      (518,304)
                                                     -----------    -----------

               Net property and equipment              3,079,976      3,066,829

Other assets
    Prepaid rent                                           1,995          1,995
    Prepaid IVA - Mexico                                 105,152         52,435
    Investment - Green Quarry                          1,200,000      1,200,000
                                                     -----------    -----------

        Total other assets                             1,307,147      1,254,430
                                                     -----------    -----------

    Total assets                                     $ 5,125,756    $ 4,750,439
                                                     ===========    ===========

                            (See Accoutant's Report)

                               (Page 4 of 9 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995



                             LIABILITIES AND EQUITY

                                               June 30, 1996     Dec. 31, 1995
                                            -----------------  ---------------
Liabilities
    Current liabilities
        Accounts payable                    $        163,904   $        33,094
        Accrued pension                                4,969             4,969
        Payroll taxes                                 12,707               422
        Accrued payroll taxes                         24,860            22,627
        Accrued interest                              16,494            16,230
        Other accrued taxes                            4,407                 0
        Shareholder loan                               1,828                 0
        Due to Felipe                                  2,567             2,567
        Loan payable - G&C Partners                   30,500            35,000
        Due to M. Cunningham                          14,949            14,949
        Loan payable - truck                           6,744             7,610
        Loan payable - vehicle                        12,336            13,003
        Loan payable - forklift                       15,162            16,456
        Long term debt - Mexico                      924,387           817,224
                                            ----------------   ---------------

           Total current liabilities               1,235,814           984,151
                                            ----------------   ---------------

Equity
    Common stock                                      44,226            34,226
    Additional paid in capital                     7,838,209         7,838,209
    Retained earnings                             (4,106,147)       (4,087,912)
    Current period earnings (loss)                   113,654           (18,235)
                                            ----------------   ---------------

        Total equity                               3,889,942         3,766,288
                                            ----------------   ---------------

           Total liabilities and equity     $      5,125,756   $     4,750,439
                                            ================   ===============
                            (See Accoutant's Report)

                               (Page 5 of 9 Pages)

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                     Six months ended June 30, 1996 and 1995


                                    June 30, 1996            June 30, 1995
                                    -------------            -------------
Income
    Sales                        $        899,367          $       470,710
    Cost of sales                         420,796                  242,728
                                 ----------------          ---------------
        Gross profit                      478,571                  227,982

Expenses
    Salaries and wages                     32,198                   52,105
    Salaries - officers                    63,000                        0
    Casual labor                            3,647                        0
    Salaries - salesmen                    17,750                        0
    Advertising                             4,070                    7,047
    Promotion                               2,017                        0
    Auto expense                            3,693                    3,735
    Bank charges                            1,346                      445
    Commissions                             2,066                        0
    Consulting fees                         7,173                        0
    Data processing                           590                        0
    Depreciation                           96,000                   93,264
    Dues and subscriptions                  4,443                    1,157
    Insurance                               5,513                    4,373
    Legal and accounting                   20,770                    7,845
    Licenses and permits                      420                      472
    Office expense                         40,031                   19,238
    Postage                                 1,950                    1,631
    Rent                                   18,827                    8,314
    Supplies                                8,516                      828
    Taxes - payroll                        12,129                   13,760
    Telephone                               5,332                    5,242
    Travel                                 12,471                   10,234
    Utilities                               1,100                    1,090
    Other expense (income)                   (135)                  (3,390)
                                 ----------------          ---------------


        Total expenses                    364,917                  227,390
                                 ----------------          ---------------

    Net income                   $        113,654          $           592
                                 ================          ===============

                            (See Accoutant's Report)

                               (Page 6 of 9 Pages)

                          WORLD WIDE STONE CORPORATION
                            STATEMENTS of CASH FLOWS
                 For the six months ended June 30, 1996 and 1995

                                                               June 30, 1996             June 30, 1995
                                                               -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                         $      113,654             $        592
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                     96,000                   93,264
     (Increase) decrease in:
     Loans to employees                                                 (205)                        0
     Accounts receivable                                              (6,673)                  (33,000)
     Inventories                                                    (101,623)                   52,130
     Prepaid expenses - IVA                                          (52,717)                   (2,497)
     Intercompany receivable - Mexic o                               (89,201)                        0
     Deposits                                                              0                    (1,563)
     Investments - Mexico                                                  0                    11,985
     Increase (decrease) in:
     Accounts payable                                                130,810                    87,100
     Accrued liabilities                                              19,189                   (71,247)
                                                               -------------              ------------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                109,234                   136,764


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                           (109,147)                         0
                                                               -------------              ------------

     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (109,147)                         0
                                                               -------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     New borrowings:
     Long-term (net)                                                 107,163                    27,351
     Short-term (net)                                                (7,327)                    15,074
     Stockholder loans                                                 1,828                   (38,003)
     Purchase of common stock                                         10,000                         0
                                                               -------------              ------------

     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                111,664                     4,422
                                                               -------------              ------------

         NET INCREASE (DECREASE) IN CASH                             111,751                   141,186

CASH AT BEGINNING OF YEAR                                             23,569                    29,183

     CASH AT JUNE 30                                           $     135,320              $    170,369
                                                               =============              ============

                            (See Accoutant's Report)

                               (Page 7 of 9 Pages)

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1)   General
     -------
     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements, included in the Company's latest annual report on Form 10-K filed for the year ended December 31, 1995.

2)   Inventory
     ---------
     Inventory for the company is stated at cost. All of the costs associated with the production of tile in the Mexican plant have been factored into the value of the cost of the goods sold and the ending inventory. Cost of goods sold also included freight from Mexico to the United States. Inventory as of June 30, 1996 was located at the plant in Durango, Mexico and at the showroom-warehouse in Tempe, Arizona. Interest expense of the Mexican bank loans for the period ending June 30, 1996 has been capitalized and is found in the ending inventory and the cost of goods sold.


Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

General
- -------
     Sales for the first quarter ended June 30, 1996 have increased 55% over the same period in 1995. Pretax earnings for the same period increased by 81%. Pretax earnings for the six months ended June 30, 1996 increased 192 times over June 30, 1995. This trend is expected to continue as a result of continuing market penetration and increase in production volume. Pretax earnings for the six months ended June 30, 1996 were $113,654 after the noncash item of depreciation, in the amount of $96,000, has been deducted. Without the depreciation expense, the Registrant had $209,000 in pretax earnings for this period.
     The Company has ordered additional machinery from Italy which will allow it to produce different finishes and to reduce the inventory of less popular varieties of stone being produced. New buildings, totaling approximately 7,500 square feet, have been completed for the Phase I plant expansion. New machinery was ordered during the first quarter 1996 and, as of the date of this writing, has all been received. This machinery will allow the company to increase production levels while decreasing the cost of production. Additionally, the marble tiles produced by the Phase I facility are expected to command a higher price in all segments of the market, allowing the company to enjoy increased earnings. Phase I machinery is expected to be installed by late September, and fully on line during the last quarter of 1996. The Company expects a strong increase in sales and earnings by year end. Some weeks of production experience will be required to fully utilize this new equipment and to expose the new finishes and products to the market. Management expects that December 1996 will fully reflect the effects of Phase I expansion and fully support the Company's plans to complete Phase II. Phase II will require about one million dollars to complete. When complete, Phase I and Phase II are expected to triple the production capacity and more than triple pretax earnings.
     Phase I expansion was reported in the first quarter 10-Q as being projected to be on-line by July. However, the machinery from Italy did not arrive in June, as contracted, but did arrive in August.

Results of Operations
- ---------------------
     The activities of the Company during the second quarter were focused on improving both quality and quantity of production at the Mexican facilities, improving training and work environment for all employees, penetration of the local Arizona market, and quarry development and improvement.
     Production volume continued to rise in the second quarter due to emphasis on improvement in training of management and employees, better utilization of space and equipment, continuous improvement in the manufacturing process, as well as quarry development and exploration. The showroom and warehouse operation
                               (Page 8 of 9 Pages)
in Tempe, Arizona, has contributed toward greater penetration of the Arizona market, which allowed an increase in the margin of profit.
     Management continued its commitment in the second quarter to developing effective ways of fostering continuous improvement of quality. The training program based on Control Systems Theory was continued. This approach was developed by Dr. William Glasser and is consistent with the work of W. Edwards Deming. As adopted by World Wide Stone, Control Theory Management involves active interest by management in the needs of the workers, a participatory environment, empowerment for decision-making, and emphasis on personal responsibility. This approach is thought to be appropriate in multicultural settings and was instituted both in the U.S. and Mexico.

Liquidity and Capital Resources
- -------------------------------
     The Company cash flow is sufficient to maintain operations. Expansion of operations may be financed by debt or equity investment and in part by retained earnings. The assets of the Corporation are not liquid and consist of those items listed herein. During the second quarter of this year, the Company successfully refinanced its Mexican bank debt, lowering the interest paid to an effective rate of about 13.5%. The exact amount is difficult to pinpoint because of ancillary bank charges and fees. (See 1995 10-K.)


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

Date: August 13, 1996               World Wide Stone Corporation
                                    (Registrant)



                                    BY:  /s/Franklin Cunningham/
                                         ---------------------------------------
                                            Franklin Cunningham, President

                               (Page 9 of 9 Pages)