Form 10-Q
period 1996-09-30
WORLD WIDE STONE CORP
filed 1996-11-13
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996        Commission File Number 000-18389


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

                                 Yes   X    No
                                     -----    -----

        As of September 30, 1996, there were 34,818,868 shares of common stock outstanding.


                       Documents Incorporated by Reference
                                      None

                              (Page 1 of 10 Pages)

                  World Wide Stone Corporation and Subsidiaries
                               Index to Form 10-Q
                    For the Quarter Ended September 30, 1996



Part I.     Financial Information


Item 1.     Financial Statements

            CPA's Certification............................................... 3

            Consolidated Balance Sheet
            September 30, 1996 and December 31, 1995.......................... 4

            Consolidated Statement of (Operations) Income
            Three months ended September 30, 1996 and 1995.................... 6

            Consolidated Statement of (Operations) Income
            Nine months ended September 30, 1996 and 1995..................... 7

            Consolidated Statement of Cash Flows
            Nine months ended September 30, 1996 and 1995..................... 8

            Notes to Financial Statements..................................... 9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and  Results of Operations.................... 9


Part II.    Other Information

Item 1.     Legal Proceedings................................................ 10

Item 5.     Other Information................................................ 10

                              (Page 2 of 10 Pages)

                                Murray Peck, P.C.
                          Certified Public Accountants
                          5110 North Central, Suite 320
                             Phoenix, Arizona 85012
                    Phone (602) 274-1960 - Fax (602) 274-1986



To the Board of Directors
World Wide Stone Corporation


We have compiled the accompanying Balance Sheets of World Wide Stone Corporation as of September 30, 1996 and December 31, 1995, the related Statements of Income for the three month and nine month periods ended September 30, 1996 and September 30, 1995, and the related Statements of Cash Flows for the nine month periods ended September 30, 1996 and September 30, 1995, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements have been prepared on the accrual basis of accounting.

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

We are not independent with respect to World Wide Stone Corporation.

Dated: October 31, 1996                        Murray Peck, P.C.
                                               Certified Public Accountants



                                               BY:   /s/Murray Peck
                                                  ------------------------------
                                                     Murray Peck, CPA, President

                              (Page 3 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                     ASSETS
                                                         Sept. 30, 1996    Dec. 31, 1995
                                                         --------------    -------------
Current assets
    Cash                                                  $   166,958       $    23,569
    Accounts receivable                                       192,859           109,116
    Loans receivable - Intercompany                            99,597                 0
    Inventory                                                 415,566           296,495
    Loans to employees                                            710                 0
                                                          -----------       -----------

        Total current assets                                  875,690           429,180


    Property, plant, and equipment - Mexico                 3,044,560         3,044,560
    Mex Marmoles Muguiro - Trade Name\Company Files           273,589           273,589
    Machinery & equipment                                     515,810           266,984
        Accumulated depreciation                             (672,304)         (518,304)
                                                          -----------       -----------

               Net property and equipment                   3,161,655         3,066,829

Other assets
    Prepaid rent                                               11,054             1,995
    Prepaid IVA - Mexico                                      151,287            52,435
    Investment - Green Quarry                               1,200,000         1,200,000
                                                          -----------       -----------

        Total other assets                                  1,362,341         1,254,430
                                                          -----------       -----------

    Total assets                                          $ 5,399,686       $ 4,750,439
                                                          ===========       ===========

                            (See Accountant's Report)

                              (Page 4 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                             LIABILITIES AND EQUITY

                                                 Sept. 30, 1996      Dec. 31, 1995
                                                 --------------      -------------
Liabilities
    Current liabilities
        Accounts payable                          $   216,762         $    33,094
        Accrued pension                                 4,969               4,969
        Payroll taxes                                   6,008                 422
        Accrued payroll taxes                          15,299              22,627
        Accrued interest                               16,569              16,230
        Other accrued taxes                             9,258                   0
        Due to Felipe                                   2,567               2,567
        Loan payable - G&C Partners                    30,500              35,000
        Due to M. Cunningham                            9,949              14,949
        Loan payable - truck                            5,011               7,610
        Loan payable - vehicle                         10,333              13,003
        Loan payable - forklifts                       36,664              16,456
        Long term debt - Mexico                       988,387             817,224
                                                  -----------         -----------

           Total current liabilities                1,351,776             984,151
                                                  -----------         -----------

Equity
    Common stock                                       76,031              34,226
    Additional paid in capital                      7,848,209           7,838,209
    Retained earnings                              (4,106,147)         (4,087,912)
    Current period earnings (loss)                    229,817             (18,235)
                                                  -----------         -----------

        Total equity                                4,047,910           3,766,288
                                                  -----------         -----------

           Total liabilities and equity           $ 5,399,686         $ 4,750,439
                                                  ===========         ===========

                            (See Accountant's Report)

                              (Page 5 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                 Three months ended September 30, 1996 and 1995

                                                  Sept. 30, 1996        Sept. 30, 1995
                                                  --------------        --------------
Income
    Sales                                           $ 600,993             $ 231,015
    Cost of sales                                     267,841               130,737
                                                    ---------             ---------
        Gross profit                                  333,152               100,278

Expenses
    Salaries and wages                                 20,618                30,703
    Salaries - officers                                18,000                     0
    Casual labor                                          221                     0
    Salaries - salesmen                                13,310                     0
    Advertising                                         7,638                 8,022
    Promotion                                              19                     0
    Auto expense                                          361                 2,310
    Bank charges                                        2,032                   189
    Commissions                                         9,255                     0
    Consulting fees                                     9,514                     0
    Data processing                                         0                     0
    Depreciation                                       58,000                46,632
    Dues and subscriptions                                645                   103
    Insurance                                           6,389                 1,725
    Legal and accounting                                4,705                 4,124
    Licenses and permits                                1,089                   205
    Office expense                                     21,264                11,094
    Postage                                             1,255                 1,462
    Rent                                                8,610                 4,679
    Supplies                                           10,739                10,139
    Taxes - payroll                                     5,266                 3,109
    Telephone                                           4,589                 2,808
    Travel                                             12,769                 7,249
    Utilities                                             693                   590
    Other expense                                           8                     0
                                                    ---------             ---------


        Total expenses                                216,989               135,143
                                                    ---------             ---------

    Net income (loss)                               $ 116,163             $ (34,865)
                                                    =========             =========

                            (See Accountant's Report)

                              (Page 6 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                  Nine months ended September 30, 1996 and 1995

Income                                                 Sept. 30, 1996     Sept. 30, 1995
                                                       --------------     --------------

Sales                                                  $ 1,500,360         $   687,784
    Cost of sales                                          688,637             373,465
                                                       -----------         -----------

        Gross Profit                                       811,723             314,319
                                                       -----------         -----------

Expenses
    Salaries and wages                                      52,816              82,808
    Salaries - officers                                     81,000                   0
    Casual labor                                             3,868                   0
    Salaries - salesmen                                     31,060                   0
    Advertising                                             11,708              15,069
    Promotion                                                2,036                   0
    Auto Expense                                             4,054               6,045
    Bank Charges                                             3,378                 634
    Commissions                                             11,321                   0
    Consulting Fees                                         16,687                   0
    Data Processing                                            590                   0
    Depreciation                                           154,000             139,896
    Dues and subscriptions                                   5,088               1,260
    Insurance                                               11,902               6,098
    Legal and accounting                                    25,475              11,969
    Licenses and permits                                     1,509                 677
    Office expense                                          61,295              26,024
    Postage                                                  3,205               3,093
    Rent                                                    27,437              12,993
    Supplies                                                19,255              11,102
    Taxes - payroll                                         17,395              17,652
    Telephone                                                9,921               8,050
    Travel                                                  25,240              17,483
    Utilities                                                1,793               1,680
    Other expense (income)                                    (127)            (13,941)
                                                       -----------         -----------

        Total expenses                                     581,906             348,592
                                                       -----------         -----------

Net income (loss)                                      $   229,817         ($   34,273)
                                                       ===========         ===========

                            See accountant's report.

                              (Page 7 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                            STATEMENTS of CASH FLOWS
              For the nine months ended September 30, 1996 and 1995

                                                            Sept. 30, 1996     Sept. 30, 1995
                                                            --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $ 229,817          $ (34,273)
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                               154,000            139,896
    (Increase) decrease in:
    Loans to employees                                             (710)           (26,343)
    Accounts receivable                                         (83,743)           (38,643)
    Inventories                                                (119,071)             7,493
    Prepaid expenses - IVA                                      (98,852)          (184,579)
    Intercompany receivable - Mexico                            (99,597)                 0
    Deposits                                                     (9,059)            (1,563)
    Increase (decrease) in:
    Accounts payable                                            183,668            (36,567)
    Accrued liabilities                                           7,855             39,021
                                                              ---------          ---------

    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            164,308            135,558


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                        (248,826)                 0
                                                              ---------          ---------

    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (248,826)                 0
                                                              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    New borrowings:
    Long-term (net)                                             171,163            273,805
    Short-term (net)                                              4,939             11,810
    Stockholder loans                                                 0            (25,782)
    Purchase (sale) of common stock                              41,805             (2,500)
    Additional paid in capital                                   10,000                  0
                                                              ---------          ---------

    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            227,907            257,333
                                                              ---------          ---------

        NET INCREASE (DECREASE) IN CASH                         143,389            121,775

CASH AT BEGINNING OF YEAR                                        23,569             29,183

    CASH AT SEPT. 30                                          $ 166,958          $ 150,958
                                                              =========          =========

                            (See Accountant's Report)

                              (Page 8 of 10 Pages)

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1) General The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements, included in the Company's latest annual report on Form 10-K filed for the year ended December 31, 1995.

2) Inventory Inventory for the company is stated at cost. All of the costs associated with the production of tile in the Mexican plant have been factored into the value of the cost of the goods sold and the ending inventory. Cost of goods sold also included freight from Mexico to the United States. Inventory as of September 30, 1996 was located at the plant in Durango, Mexico and at the showroom-warehouse in Tempe, Arizona. Interest expense of the Mexican bank loans for the period ending September 30, 1996 has been capitalized and is found in the ending inventory and the cost of goods sold.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

General Sales for the third quarter ended September 30, 1996 have increased 61% over the same period in 1995. Pre-tax earnings for the same period increased by 77%. Pre-tax earnings for the nine months ended September 30, 1996 increased 87% over the same period in 1995. This trend is expected to continue as a result of continuing market penetration and increases in production volume. Pre-tax earnings for the nine months ended September 30, 1996 were $229,817 after the noncash item of depreciation, in the amount of $154,000, has been deducted. Without the depreciation expense, the Registrant had $383,817 in pre-tax earnings for this period.

         On October 17, 1996, the Company's new factory, Phase I, went on line. 75% of Phase I is complete with one important machine still on order from Italy. This machine was ordered during the Verona Fair in Italy during October and is a late expansion of Phase I. This was due to having sufficient cash flow to make this investment and will further increase the production of Phase I. This machine should be on line by February 1997. Phase one is nonetheless operational and is projected to add substantially to the Company's sales and pre-tax profits. As of the date of this writing, total production has increased 37%. The first truck shipped from the new plant was received in the Company's Tempe, Arizona facility on October 6. The process of marketing this beautiful new product is now in full implementation. Early response is very strong and the total production of Phase I is expected to be committed to the large customers of the Company by year end. The first building of Phase II of the Company's second factory broke ground in late September and the shell is expected to be complete in November. This structure is about 5000 square feet.

Results of Operations The activities of the Company during the third quarter were focused on improving both quality and quantity of production at the Mexican facilities, improving training and work environment for all employees, penetration of the local Arizona and national markets, quarry development and improvement, and coordination of all the contractors necessary to bring the new plant on line.

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

         Management continued its commitment in the third quarter to developing effective ways of fostering continuous improvement of quality. The training program based on Control Systems Theory was continued. This approach was developed by Dr. William Glasser and is consistent with the work of W. Edwards Deming. As adopted by World Wide Stone, Control Theory Management involves active interest by management in the needs of the workers, a participatory environment, empowerment for decision-making, and emphasis on personal
                              (Page 9 of 10 Pages)
responsibility. This approach is thought to be appropriate in multi-cultural settings and was instituted both in the U.S. and Mexico.

Liquidity and Capital Resources The Company cash flow is sufficient to maintain operations. Expansion of operations may be financed by debt or equity investment and in part by retained earnings. The assets of the Corporation are not liquid and consist of those items listed herein. During the second quarter of this year, the Company successfully refinanced its Mexican bank debt, lowering the interest paid to an effective rate of about 13.5%. The exact amount is difficult to pinpoint because of ancillary bank charges and fees. (See 1995 10-K.) With the exception of interest carrying charges, all of Phase I was paid for with earnings.

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

Item 2.  Changes in Securities.     None

Item 3.  Defaults Upon Senior Securities.     None

Item 4.  Submission of Matters to a vote of Security Holders.     None

Item 5. Other Information. On or about 26 August 1996, a Form S-8 was filed by the Company with the Securities and Exchange Commission. A "Consulting
Agreement" entered by the Company with La Costa Financial Corporation ("Consultant"), said agreement dated 12 August 1996, was a part of the Form S-8.

         The Form S-8 provided for issuance by Company to Consultant of non-transferrable Warrants for the Company's common stock, exercisable on a one Warrant for one share basis. Total Warrants authorized provided for up to 5,000,000 shares, exercisable in total or in part of 5 separate increments of 1,000,000 share each. Only the first increment of 1,000,000 shares was exercised by Consultant. From that first increment, 597,100 shares have been or are in the process (we are advised by a third-party fiduciary) of being returned to the Company. Additional shares and/or funds are expected to be returned and/or paid to the Company by Consultant in the near future.

         The Company has been advised that the President of Consultant is, personally, the subject of a pending joint investigation of the Securities and Exchange Commission and the Federal Bureau of Investigations. The Company is not a subject of that investigation, nor has it been contacted by either agency. Under terms and conditions of the said agreement, therefore, Consultant breached on or about 11 October 1996. The Company suspended all rights of Consultant created under both the Consulting Agreement and the Form S-8.

Item 6.  Exhibits and Reports on Form 8-K.     None

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Date: November 12, 1996                   World Wide Stone Corporation
                                          (Registrant)



                                          BY:  /s/Franklin Cunningham/
                                             ---------------------------------
                                               Franklin Cunningham, President

                              (Page 10 of 10 Pages)