Form 10-K
period 1996-12-31
WORLD WIDE STONE CORP
filed 1997-04-01
CIK 841123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                          Commission File No. 000-18389
                         (Filing Dated: March 27, 1996)

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
                             $.001 Par Value Common;
                           $.001 Par Value Preferred.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

         The aggregate market value of Common Stock (voting stock) of Registrant held by non-affiliates at December 31, 1996, based upon the low equity sale price of 6(cent) per share, was approximately $2,113,357 within 60 days of December 31, 1996.

         The number of shares outstanding of the Registrant's Common Stock as of December 31, 1996, was 35,222,618.

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

         On March 18, 1991, the Company acquired an operating dimensional stone factory located in the City of Durango, State of Durango, Country of Mexico. This acquisitions assets and operations are in two wholly-owned subsidiaries of the Registrant: (1) a Mexican corporation, called Sociedad Piedra Sierra, S.A. de C.V., and (2) a Nevada corporation, called Cantera Stone, Inc. A third wholly-owned Mexican corporation called Marmoles Muguiro, S.A. de C.V., operates the plant. All employees are employed by this corporation, which owns no assets. The plant and quarry were fully operational in 1995. Production volumes have increased each quarter during 1995 and the Company earned a profit from operations. 1996 was a year of marked, substantial growth. Revenue increased a remarkable 43%, while after tax earnings increased exponentially to $264,113. Sales growth, net profits and new plant, which doubled the production capacity, are the building blocks for greater achievement in 1997. Experience with the quarry, plant, and employees has allowed significant improvement in every aspect of the company. Of particular interest is the management system based on Control Systems Theory that was introduced in early 1995 and has continued to date. (See Management Discussion and Analysis , page 4.)

         Mr. Mario Ruiz ("Ruiz"), one of the original incorporators of World Wide Stone Corporation, the private Nevada company which merged with World Wide Stone Corporation (formerly Tacitus Ventures, Inc.) failed to contribute any of the agreed assets required in consideration for shares in the company. These assets were the sole basis for this stock to be issued to Ruiz. Said stock represents a total of 4,310,000 common shares and 1,666,667 convertible preferred shares. After repeated attempts by Registrant to compel Ruiz to contribute said assets in payment to Registrant as agreed, and upon repeated refusal of Ruiz to comply, said stock was cancelled on the records of the transfer agent of the Registrant on September 29, 1990, and returned to authorized but not issued common stock of the Registrant. However, Ruiz has failed to return to the company the certificates for said stock.
See legal proceedings, Item 3.

         The Company's activities do not pollute nor threaten to pollute air or water in any significant manner. Accordingly, federal, state and local laws and regulations governing the discharge of materials into the environment have little direct impact upon either the Company or its subsidiaries.

Item 2. Properties. The Company occupies 3,000 square feet showroom and warehouse space for its corporate offices at 2150 W. University Drive, Tempe, Arizona 85281. Tenant improvement began in October 1994 and the company occupied the space in December. In February of 1997 a new showroom and warehouse of 1,000 square feet was opened in Anaheim, California.

         On March 18, 1991, the Company acquired four acres of land in Durango, Durango, Mexico; the land consists of about four acres of prime real estate in the city of Durango including a 20,000 square foot factory and warehouse, housing the Company's dimensional stone factory. The Company also had leasehold rights on four cantera stone quarries in the area of the factory, which have been dropped. The Company's lease on the primary quarry operation where marble-limestone and travertine are extracted was discovered by management through extensive prospecting efforts and a land lease was negotiated with the land owner with only a small earnest deposit, under very favorable terms and conditions for the company. On December 3, 1995, the Company purchased the rights to mine a very large deposit of homogenous green quartzite in the State of Chihuahua, Mexico. This deposit contains more than 400 million cubic meters of stone above grade. Various shades of green are present with different types of white veining from occasional streaks of white and green to spider web white. ASTM testing is not yet conclusive although this material, named Verde Imperial, is expected to test out as commercially durable for floors and exterior cladding, which would positively impact its value per cubic meter. This material was displayed in Milan, Italy at an international buying fair in February 1996 and again in November 1996 in Verona, Italy, with very encouraging response. (See Management Discussion and Analysis for market details, page 4). This quarry lease was purchased from a group of Mexican nationals, one of which is the manager of the Durango factory. The purchase price was $1,200,000 paid with 2.000,000 shares of R-144 common stock or sixty cents per share. (See notes 6 and 7 of the Financials, pages F-9 and F-10) These quarries have significant value; however, the financials do not reflect this value due to the rules regarding booking assets. The rule states that the registrant may book an asset at purchase price or market value, whichever is lower.

         The foregoing properties are free of liens and encumbrances at this time; except as reported above, the factory property has non-property related debts, and a line of credit in the amount of $882,120 which is secured by the land, building and equipment of the factory.

Item 3. Legal Proceedings. The Company and its President have been audited by the I.R.S. for the years 1989, 1990, and 1991. On October 11, 1995 the Company received a Notice of Deficiency in the amount of $564,130 plus interest and penalties in the amount of $423,098. The President also received, the same day, a Notice of Deficiency for the same period, in the amount of $937,923 plus interest and penalties in the amount of $703,443. Both cases were referred to tax court and were heard in February and March of 1997. The Decision for the Registrant, entered March 13, 1997, Docket No. 103-96 reads as follows: Pursuant to the agreement of the parties in the above-entitled case, it is ORDERED AND
DECIDED: That there are no deficiencies in income tax due from, nor overpayments due to, the petitioner for the taxable years 1989, 1990, and 1991; and That there are no additions to tax due from the petitioner for the taxable years 1989, 1990, and 1991, under the provisions of I.R.C. 6663.

         The decision for the Registrant's President and wife, Docket 104-96 reads as follows: Pursuant to the agreement of the parties in the above-entitled case, it is ORDERED AND DECIDED: That there are deficiencies in income tax due from the Petitioners for the taxable years 1989 and 1990 in the amounts of $4,975.00 and $9,770.00, respectively' that there is no deficiency in income tax due from, nor overpayment due to, the petitioners for the taxable year 1991; and That there are no additions to tax due from the petitioners for the taxable years 1989, 1990, and 1991, under the provisions of I.R.C. 6663.

         The Registrant filed a lawsuit against Mario Ruiz and Progressive Transfer Company on February 7, 1997. A Notice of Entry of Order Granting Preliminary Injunction was granted March 10, 1997. This case is being heard by the District Court, Clark County, Nevada, Case No. A369361 Dept. No. XVI Docket No. "V". The purpose is to recover the certificates for common stock of the Registrant, the certificates which Ruiz failed to return September 29, 1990. (See item 1, Business.) The Transfer agent is also a party, as a formality, to prevent the inappropriate transfer of the certificates representing said common stock of the Registrant on its books.

Item 4. Submission Matters to a Vote of Security Holders.                   NONE



                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) Under the terms of a Consulting Agreement ("Agreement") effective August 12, 1996, between the Registrant and La Costa Financial Corporation ("La Costa"), the Registrant hired La Costa as an independent consultant to provide financial and public relations services for the Registrant. The Registrant was established as the sole judge of whether or not the performance by Consultant of its duties and services were satisfactory. La Costa's total and complete compensation for satisfactory performance of its duties and services was to be Common Stock Purchase Warrants ("Warrants") issued by the Registrant for a total of up to Five Million (5,000,000) shares of the Registrant's common stock, which Warrants could be earned by La Costa in performance increments.

         All shares of common stock of the Registrant underlying the Warrants were registered for free-trading under the Securities Act of 1933, as amended, via a Form S-8 Registration Statement ("Registration") filed with the Securities and Exchange Commission ("SEC") on August 29, 1996. Under the Agreement and Registration, the first increment of Warrants for One Million (1,000,000) shares was issued to La Costa immediately upon filing of the Registration. La Costa immediately exercised Warrants for 1,000,000 shares, and ensued to perform its duties and responsibilities. (Copy of Form S-8 Registration, "Consulting Agreement between World Wide Stone Corporation and La Costa Financial Corporation", including a copy of the Agreement, may be obtain from the SEC or viewed on line via the Registrant's EDGAR filing.)

         On October 10, 1996, Management received an article via fax from the Registrant's CPA, which had been down-loaded from an internet news service, alleging that a principal of La Costa had been charged with an alleged criminal wrong-doing related to the promotion of the Registrant. Upon further inquiry and verification by Management that La Costa's principal was, in fact, advised that he was subject to investigation by the SEC in the matter. The Registrant advised La Costa and La Costa agreed that, whether or not its principal became formally charged with any alleged wrong-doing in the matter, La Costa had been rendered ineffective and ineffectual with respect to the terms and purposes of the Agreement. Therefore, on Saturday, October 12, 1996, under the terms and conditions thereof, the Registrant suspended the Agreement and instructed La Costa to make immediate and complete accounting to the Registrant of all transactions associated with the Registrant's stock, pay all funds due to the Registrant, and return to the Registrant all warrants and shares remaining directly and indirectly in its possession.

         NOTE: While the SEC has requested from the Company, and the Company has supplied file information to the SEC respecting its investigation of the Agreement and La Costa's principal, neither the Company nor any director, officer or employee of the Company is the subject of any investigation in regard to this matter. Further, the Company's has no involvement in this matter.

         As of March 25, 1997, the Company has not yet received a full accounting from La Costa, and legal counsel for La Costa has advised the Company that a full account shall be forthcoming in due course, subject to defense issues respecting the charges against his client. However, the Company has received a partial accounting, the return of some 503,250 shares of common stock, and payments for Warrants in the total amounts of $41,850, which are reflected in the financial reports contained herein.

         (b) The common stock of the Registrant is thinly traded Over-The-Counter and is quoted in the National Quotation Bureau's "Bulletin Board". However, the existence of a limited and sporadic market in the Registrant's common stock should not be deemed to constitute an established public trading market. There is no established public market for the Registrant's common shares except for the stock being listed on a daily basis in the above "Bulletin Board". The table below shows the range of high and low bid quotations for the Registrant as reported by Escalator Securities, Inc. for 1990, 1991, 1992, 1993, 1994, 1995, and the High/Low "Bid" for the 1st and 2nd
Quarters, 1996, and High/Low equity "Sale" price as reported by EquiTrade Securities Corporation for 3rd and 4th Quarters, 1996. Further, respecting the 1st and 2nd Quarters, 1996, figures, Escalator advises that, "Since we were not the only market maker during that period, we cannot guarantee that the above numbers include all trades. As you know, there was very little volume in the first 6 months of (1996)". These quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits, of which there have been none.

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
              Fourth,1991                                            1-1/2                          1/8

              First, 1992                                            1/10                          1/10
              Second,1992                                            1/10                          1/10
              Third, 1992                                            1/10                          1/10
              Fourth,1992                                            1/10                          1/10

              First,1993                                             1/10                          1/10
              Second,1993                                            1/10                          1/10
              Third,1993                                             1/10                          1/10
              Fourth,1993                                            1/10                          1/10

              First,1994                                               1                             1
              Second,1994                                              1                             1
              Third,1994                                               1                             1
              Fourth,1994                                              1                             1

              First,1995                                               1                             1
              Second, 1995                                             1                             1
              Third, 1995                                              1                             1
              Fourth, 1995                                             1                             1


              First,1996                                              1/2                           1/4
              Second, 1996                                            1/4                           1/4
              Third, 1996                                             .88                           .50
              Fourth, 1996                                            .63                           .03

              (b) On December 31, 1996, the average reported closing bid quotation for the Registrant's common stock was "$.03". The approximate number of holders of the Corporation's common Stock as of December 31, 1996, was 487 of record according to the Registrant's transfer agent. No dividends have been paid or declared by the Registrant. There are no restrictions on the Registrant's present or future ability to pay dividends, except for the financial condition and performance of the Registrant. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors including earnings, capital requirements and the financial condition of the Registrant.

Item 6. Selected Financial Data.

              The following selected financial data (AUDITED) has been derived from the registrant's financial statements, which have been examined by Mark Shelley, Independent Certified Public Accountant, for all periods included herein and should be read in conjunction with the financial statement and note thereto appearing elsewhere herein.

                                                   (See Page 6)
For the Years Ended December 31            1996           1995            1994            1993            1992
Income Statement Data:
Revenues:                          $  1,928,733   $  1,092,479    $    642,877    $    155,022    $     49,861
Costs and Expenses:                $  1,664,620   $  1,110,664       ($891,565)      ($216,372)   ($   275,801)
Net Profit or Loss                 $    264,113   ($    18,185)   ($   264,400)   ($   314,986)   ($   225,940)
Net Profit or Loss per Share:      $        .01   ($    .00005)   ($     .0088)         ($0.01)         ($0.01)
Total shares outstanding:            35,222,618     34,225,868      30,599,164      29,773,249      33,382,886

Balance Sheet Data:
Total Assets:                      $  5,180,588   $  4,750,440       $3598,003    $  3,326,935    $  3,303,583
Total Liabilities:                 $  1,098,382   $    984,152    $  1,030,980    $    324,151    $    266,859
Total Stockholder's Equity:        $  4,082,206   $  3,766,288    $  2,567,023    $  3,002,784    $  3,036,724
Cash Dividends per Common Share:   $       0.00   $       0.00    $       0.00    $       0.00    $       0.00

A profit of $469,656 was earned from operations if you add back depreciation of (1996 $205,543).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In 1993, a commitment for debt financing was obtained from Banca Serfin S.A. The first funding was received in July 1993. These funds were used to begin rebuilding the machinery to produce limestone,travertine and marble, as well as prospecting for new quarry deposits. The Company was very fortunate to successfully acquire a lease in 1993 on the current source of marble block as a direct result of those efforts. Additionally, new equipment was ordered from Italy to increase production to profitable levels. Said machinery was received in August of 1994 and installed and on line in September 1994. With this new equipment the production volume approximately tripled without an appreciable increase in costs, with the notable exception of interest carry on the debt. As a result, the cost to produce a square foot of tile or slab is significantly reduced which will allow the Company to earn profits. Although 1994 finished with losses of about $264,000 this is substantially improved over prior years. 1995 was a year of growth and stabilization. The showroom and warehouse operation in Tempe, Arizona has made a respectable market penetration in Arizona, which has allowed the Company to increase its margin of profit. 1996 was a year of marked, substantial growth. Revenue increased a remarkable 43%, while after tax earnings increased exponentially to $264,113. Sales growth, net profits and new plant, which doubled the production capacity, are the building blocks for greater achievement in 1997. The Company's new plant, producing the "Truly Tumbled" Durango Stone products, shipped its first truck in November 1996. This plant has an installed capacity equal to the original plant. This has doubled the Company's production potential. The costly task of marketing this new production is in full implementation and, as of the date of this document, is selling very well. During the second quarter of 1997 the Registrant expects to be operating this new plant at capacity. This production will be extremely profitable due to economies of scale and further utilization of existing machinery. 1997 is expected to post record sales, and net profits followed by
additional  equipment  purchases.   The  Company's  new  warehouse  in  Anaheim,
California is expected to further increase the Company's market share and profitability as well.

         Approximately 10,000 square feet of new buildings were constructed to house the new plant. Water treatment facilities were doubled, new administration offices were constructed as well as a new employee dining room and bathrooms. Additionally, the quarry production was doubled. All work was completed out of cash flow. No new bank loans were taken. New and used machinery was reworked and installed by existing employees, and the entire project was completed with a remarkably small investment. This was also due in part by further utilizing the capacity of some of the machinery in the original plant. 1997 will be a year of continued growth in production capacity, sales and profitability. All of the approximately 100 employees of the Registrant are to be congratulated and thanked for this remarkable growth without significant capital increases.

         In order to foster continuous quality improvement both at the factory and the U.S. offices, a program based on Control Systems Theory was begun. Control Theory is a biological theory of human behavior taught primarily by Dr. William Glasser, author of the book The Control Theory Manager. Dr. Glasser's work is strongly influenced by W. Edwards Deeming. It is believed that Control Theory forms the basis for an appropriate multi-cultural approach to a multinational company. This theory maintains that all people are internally motivated and will not produce quality unless their needs for belonging, accomplishment, freedom, and fun are met. What people choose in order to meet these needs will vary from person to person and culture to culture. Control Theory management as adopted by the Company involves active interest by management in the needs of the workers; a non-threatening, participatory environment; more effective training; more empowerment for decision-making; and more emphasis on personal responsibility. Cooperation rather than coercion is stressed. Final inspections were de-emphasized in favor of training workers to inspect their own work. A quality environment in the factory was emphasized, since it is considered essential for quality production.

         The application of Control Theory has proven to be beneficial in increasing the satisfaction and cooperation of employees and the quality of the finished product. A commitment has been made to continuing education and application of these principles in the company.

                      Comparison of Years 1994, 1995, 1996:

         Revenues for the Company for the years ended December 31, 1994, 1995, and 1996 were $642,877, $1,092,479, and $1,928,733 respectively. During 1993 bank financing was realized and the operation and Company direction that exists today was born. Machinery was refurbished and additional machinery was ordered from Italy. Quarry acquisition and development took place (see 1994 10-K) and production at low levels began.

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

         1996 was a year of significant progress. When 1996 began, management was determined to build expanded production facilities. External financing of this expansion was unavailable at this stage of development; so management opted to use cash flow and old fashioned sweat equity to accomplish this task. This new production capacity will significantly impact the Company's results of operations in 1997 and the years that follow.

         Total assets for the Corporation for the years ended December 31, 1994, 1995, and 1996 were $3,598,003, $4,750,440, and $5,180,588 respectively. Changes in total assets in 1994 were primarily due to the purchase of equipment. In 1995 the change is primarily due to the December 3 acquisition of the Verde Imperiale quarry lease. This quartzite deposit is expected to be an integral part of the future growth and profitability of the Company. Significant investment will be necessary to realize this potential. Quarry development will be accomplished in stages as capital is available; full development is projected to require less than $800,000. Then, production of dimensional stone may also be achieved in stages as capital permits. Here, full development has no limits, although the Company plans to build a new production facility for approximately seven million dollars; management is examining the possibilities available to raise this capital. No reliance should be placed on these new production goals as the funding source is not currently known. 1996 change in total assets was due to new equipment and buildings associated with the new plant, all booked at cost, and capitalized.

                        Liquidity and Capital Resources:

         The Corporation's assets are not liquid and consist of those items listed herein. In 1995, the Company successfully refinanced a portion of its Mexican bank debt, lowering the interest paid. In 1996, the Company successfully refinanced its Mexican bank debt again, to very acceptable levels (see note 3 in the Financials).

         Mexico experienced a 50% currency devaluation in December of 1994 which has impacted the company. Banca Serfin S.A. has advised that the Company is receiving and will continue to receive the lowest interest rates available given the current economic conditions in Mexico. Expansion plans will be funded by earnings and equity capital. These plans include expansion of the existing factory as well as building a new high production factory and new and continuing quarry development.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None.


                                    PART III

Item 10. Director and Executive Officers of the Registrant.

Name, Age                        Since                Position - Offices
---------                        -----                ------------------
Franklin Cunningham, 45           1989          President, Treasurer, Director
Spencer Cunningham, 47            1994        Executive Vice President, Director
Lee M. Cunningham, 45             1989           Corporate Secretary, Director
L. Ernest Whitesel, 58            1992                    Director

         Directors are elected by stockholders to hold office until the next annual meeting of stockholders and until their successors are elected and have qualified. Upon the death, resignation or removal of a Director, the Board may appoint a replacement for the unexpired term of his/her predecessor. Officers are elected by the Board of Directors and serve at the pleasure of the Board.

         The name, age and principal occupation of the Directors and Officers who served during 1996, or who continue to serve as of year end 1996, and certain information regarding his or her business experience, are set forth as follows:

         Franklin Cunningham, Age 45: Mr. Cunningham has previously formed several companies, some of which are in the dimensional (architectural) stone industry and all of which continue today in profitable operation, with the exception of Cunningham & Associates, which was phased out when Mr. Cunningham joined the Company.

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

         Lee M. Cunningham, Age 45: Ms. Cunningham was active for eighteen years in interior design and furnishings, building products and building construction, and importing. She has both conceptual understanding and established both domestic and international relationships in these fields, which relate to architectural stone products, offering the resulting benefit to the Company. She is a licensed general contractor in the State of Arizona and has been responsible for several residential and commercial building projects. She earned her B.A degree from Western International University and her M.A. in Human Resources from Ottawa University.

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

         Spencer W. Cunningham Age 47: Mr. Cunningham is the Executive Vice President and Director since August 24, 1994. He is a graduate of Ohio State University School of Business Administration, holding a B.S.B.A. degree in Real Estate and Urban Land Economics. For his first post graduate employment in 1973, he was hired by the Chairman of the Board of the third largest Ohio savings and loan association to establish its first commercial lending department, where he worked as commercial loan officer and commercial real estate appraiser, reporting directly to the Chairman, Senior Vice President and Special Loan Committee. In one of numerous projects Mr. Cunningham did a land use feasibility study for, and designed a multi-million dollar, multi-tiered parking garage for the company, upon which effort the company committed funding and construction of the facility in Columbus, Ohio.

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

         L. Ernest Whitesel, Age 57: From 1962 to 1974, Mr. Whitesel was an owner in an automotive industry dealership and a consultant to the industry. He served as general manager, vice president and partner in the Pete Ellis Automotive Dealerships throughout the Southwestern United States. This included overseeing the daily operations of five dealerships having average annual gross retail sales in excess of $225,000,000. From 1981 to 1990, he was the principal partner in a general insurance agency, handling life, accident, health and service contracts. Average annual gross sales were $10,000,000. From 1990 to present, Mr. Whitesel has been a semi-retired investor; however, as a principal investor in Interactive Media Technology, a NASDAQ bulletin board listed (non-reporting) company, he serves as National Sales Manager.


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

         (b) Involvement in Certain Legal Proceedings: The Company and its President are the subject of an IRS audit for the years 1989, 1990 and 1991 and a notice of deficiency of about $1,000,000 to the Company and about $1,640,000 to Frank and Lee Cunningham has been served. It is the opinion of management, legal counsel and accountants that these claims are baseless and unfounded. This has been resolved; see item 3, Legal Proceedings.

Item 11. Executive Compensation.

         (a) Cash: The Corporation paid salaries to two executives in 1996, as follows:

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

         (d) Remuneration of Directors. Directors do not receive a fee for Board meetings attended and are not reimbursed for expenses incurred in attending such meetings; however, the Board reserves the right to award a nominal fee for attendance should the Board decide it prudent to do so. Said fee shall not be retroactive.

         (e) Options, Warrants or Rights. No options, warrants or rights have been granted to any Officer or Director of the Corporation.

         (f) Non-cash Compensation: None.

Item 12. Security Ownership of certain Beneficial Owners and Management.

         The following tables set forth, as of December 31, 1996, information with respect to the ownership of each person known by the Corporation to own beneficially more than five (5%) percent of the $.001 par value common stock (voting stock) of the Corporation and the ownership of all Directors individually and all Officers and Directors as a group, and information with respect to the ownership of each Director and all Directors and Officers as a group known by the Registrant to own beneficially any other class of security of the Registrant, naming the class of equity security. In the case of Officer and Directors, the information as to shares beneficially owned, not necessarily being within the knowledge of the Corporation, has been furnished by the respective Officers and Directors individually.
Percentages listed are approximate.

         Name and Address                                  Number of                  Title              Percent
         of Beneficial Owner                             Shares Owned               of Class            of Class
         -------------------                             ------------               --------            --------

         Franklin & Lee M. Cunningham A                   18,119,695                 Common                53%
         7575 N. Indian Bend Rd. #2001
         Scottsdale, Arizona 85250

         Spencer W. Cunningham                             1,138,000                 Common                3%
         101 N. 7th Street #121
         Phoenix, Arizona 85035

         L. Ernest Whitesel                                 23,750                   Common                0%
         311 E. Country Gables Dr.
         Phoenix, 85022

         All Officers and
         Directors as a Group B                           19,281,445                 Common                56%
         Officers of subsidiary company,
         Marmoles Muguiro, S.A. de C.V.:

         Jaime Muguiro                                     4,280,000                 Common                12%
         Boulevard Francisco Villa
         Km 2 CD. Industrial
         Durango, Durango, Mexico

         Alejandro Muguiro                                 1,520,000                 Common                4%
         Boulevard Francisco Villa
         Km 2 CD. Industrial
         Durango, Durango, Mexico

                                      -----  Last Item / Common Class  -----

           Note:  All issued Preferred Stock C has been exercised or cancelled and returned to treasury.

                                     -----  Last Item / Preferred Class  -----

                            None issued or outstanding (See Legal Proceedings, Item 3)

         NOTES:
         ------

                  (A) The voting and investment power in regards to those shares owned by Franklin and Lee M. Cunningham are shared equally between them. In all other cases, the party named has represented that they have sole voting and investment powers in regards to the shares owned.
                  (B) "All Officers and Directors as a Group" with respect to the Class of Common Stock include four persons.
                  (C) All Preferred Stock shares are non-voting and are convertible at the rate of ten (10) Common shares for one (1) Preferred share. Preferred shares may only be converted with the prior approval of the Board of Directors.There are no Preferred shares issued and outstanding at this time (see Legal Proceedings, Item 3).

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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a,1) Financial Statements: The financial statements of World Wide Stone Corporation, included in the Annual Report to shareholders for the year 1996, and filed in accordance with the provisions of this Item, are found in the response to Item 8 and are included as a part of this Annual Report. They are:
                                  (See Page 13)

                                                                                               Page Number
                  1.       Report of Certified Public Accountant.                                   F-1
                  2.       Balance Sheet, December 31, 1996 and 1995                                F-2
                  3.       Statement of Stockholders Equity, December 31,                           F-3
                           1993, 1994, 1995, and 1996
                  4.       Statement of Operations, December 31,                                    F-4
                           1994, 1995, and 1996
                  5.       Statement of Cash Flows, December 31,                                    F-5
                           1994, 1995 and 1996
                  6.       Notes to Financial Statements                                            F-6 to F-11

                  (a,2) Financial Statement Schedules: The financial statement schedules required to be filed, if any, are included in the financial statements found in the response to Item 8.

                  (a,3) Exhibits:

                           (A) Articles of Incorporation  of the Registrant,  as
                  amended to date, incorporated by reference on Fom 10-K, Year Ended December 31, 1995

                           (B) By-Laws of the  Corporation,  as amended to date,
                  incorporated by reference on Fom 10-K, Year Ended December 31, 1995

         (b) Reports on Form 8-K: The current reports on Form 8-K which were filed during the last quarter of the period covered by this Report by the Registrant with the Securities and Exchange Commission are: NONE.

                       (LAST ITEM / SIGNATURES ON PAGE 14)

         SIGNATURES:

                  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 27, 1997             WORLD WIDE STONE CORPORATION



                                            By:      /s/ Frank Cunningham
                                               ---------------------------------
                                                     Frank Cunningham
                                                     Director, President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                                            Title                                           Date



                  By: /s/ Frank Cunningham                             Director, Chairman                          March 27, 1997
                      ------------------------------                   of the Board, and
                          Frank Cunningham                             President




                  By: /s/ Lee M. Cunningham                            Director, and                               March 27, 1997
                      ------------------------------                   Secretary
                          Lee M. Cunningham



                  By: /s/ Spencer W. Cunningham                        Director and                                March 27, 1997
                      ------------------------------                   Executive Vice
                          Spencer W. Cunningham                        President


                  By: /s/ L. Ernest Whitesel                           Director                                    March 27, 1997
                      ------------------------------
                         L. Ernest Whitesel

                                MARK SHELLEY, CPA
                               110 S. Mesa Dr. #1
                               Mesa, Arizona 85210
                                 (602) 833-4054

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
World Wide Stone Corporation

         I have audited the accompanying consolidated balance sheet of World Wide Stone Corporation as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Wide Stone Corporation as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the three years ended December 31, 1996 in conformity with generally accepted accounting principals.

                                                 Mark Shelley CPA
                                            by:  /s/Mark Shelley CPA/
                                                 --------------------

March 25, 1997

                          World Wide Stone Corporation
                           Consolidated Balance Sheet
                        as of December 31, 1966 and 1995


                                     Assets

                                                             1996        1995
                                                          ---------   ---------
Cash                                                         43,756      23,570
Accounts Receivable                                          27,561     109,116
Inventory                                                   590,335     296,495
Prepaid Expenses                                              8,316
                                                          ---------   ---------

     Total Current Assets                                   669,788     429,181

Property, Plant and Equipment (net of depreciation)       4,123,493   4,038,839
Trade Name and Company Files (net of amortization)          209,751     227,990
Prepaid Taxes Mexico                                        108,981      52,435

     Total Assets                                         5,180,588   4,750,440
                                                          =========   =========

                                   Liabilities

Accounts Payable                                            113,496      38,485
Taxes, Pensions and Fees Payable                             10,386      22,627
Short Term Notes Payable                                     43,449      52,516
Current Portion of Long Term Debt                            89,932      30,182
                                                          ---------   ---------

     Total Current Liabilities                              257,263     143,810
                                                          ---------   ---------

Bank Debt Mexico                                            805,166     811,830
Equipment Loans US                                           35,953      28,512
                                                          ---------   ---------

     Total Liabilities                                    1,098,382     984,152
                                                          ---------   ---------

                              Stockholders' Equity

Common Stock
     100,000,000 shares authorized, 35,222,618
     and 34,225,868 shares outstanding,                    35,223        34,226

Paid in Capital                                         7,889,017     7,838,209

Retained Earnings (Loss)                               (3,842,034)   (4,106,147)
                                                       ----------    ----------

     Total Stockholders' Equity                         4,082,206     3,766,288
                                                       ----------    ----------

     Total Liabilities and Stockholders' Equity         5,180,588     4,740,440
                                                       ==========    ==========
     par value $.001

The accompanying notes are an integral part of these statements

                          World Wide Stone Corporation
                 Consolidated Statement of Stockholders' Equity
              for the years ended December 31, 1966, 1995 and 1994

                                                  Common Stock               Paid In       Retained
                                               Shares          Amount        Capital       Earnings           Total
Balance December 31, 1993                  34,382,886          34,383      6,619,427    (3,823,512)       2,830,298
Return and Cancellation of Stock           (5,182,018)        (5,182)          5,182                             -
Sale of Stock                               1,125,000           1,125
Retained Earnings (Loss)                                                                  (264,400)         264,400
                                           -------------------------------------------------------------------------
Balance December 31, 1994                  30,325,868          30,868      6,624,609    (4,087,912)       3,766,288
Additional Shares to Mexican Managers       1,800,000           1,800        (1,800)                             -
Sales of Stock                                200,000             200         19,800                         20,000
Retirement of Shares                        (100,000)           (100)        (2,400)                        (2,500)
Purchase of Green Quarry                    2,000,000           2,000      1,198,000                      1,200,000
Retained Earnings (Loss)                                                                   (18,235)        (18,235)
                                           -------------------------------------------------------------------------
Balance December 31, 1995                  34,225,868          34,226      7,838,209    (4,106,147)       3,766,288
Stock to Employees                            300,000             300          (300)                            -
Stock Sales                                   696,750             697         51,108                         51,805
Retained Earnings (Loss)                                                                    264,113         264,113
                                           -------------------------------------------------------------------------
Balance December 31, 1996                  35,222,618          35,223      7,889,017    (3,842,034)       4,082,206
                                           ----------          ------      ---------    -----------       ---------
                                           -------------------------------------------------------------------------

The accompanying notes are an integral part of these statements

                          World Wide Stone Corporation
                      Consolidated Statement of Operations
              for the years ended December 31, 1996, 1995 and 1994

                                          1996           1995           1994
                                      -----------    -----------    -----------

Sales and Revenue                       1,928,733      1,092,479        642,877

Costs of Goods Sold                    (1,042,384       (764,358)      (755,362)
                                      -----------    -----------    -----------

Gross Profit                              886,349        328,121       (112,485)
                                      -----------    -----------    -----------

Costs and Expenses
     General and Administrative          (605,231)      (383,190)      (112,128)
     Depreciation                         (11,299)       (10,128)        (5,631)
     Amortization                            (104)       (18,394)
                                      -----------    -----------    -----------

                                         (616,530)      (393,422)      (136,153)
                                      -----------    -----------    -----------

Net Income from Operations                269,819        (65,301)      (248,638)

Gain (Loss) on Currency Translation          (381)        48,305        100,304
Interest Income                             1,583          1,810
Interest Expense                           (5,275)        (2,772)      (117,826)
                                      -----------    -----------    -----------

                                           (5,656)        47,116        (15,712)
                                      -----------    -----------    -----------

Income (Loss) before Income Taxes         264,163        (18,185)      (264,350)

Provision for Income Taxes                    (50)           (50)           (50)
                                      -----------    -----------    -----------

Net Income (Loss)                         264,113        (18,235)      (264,400)
                                      ===========    ===========    ===========

Earnings per Share                           0.01              a          (0.01)
                                      -----------    -----------    -----------

Average Number of Common
shares Outstanding                     35,222,618     32,154,361     30,599,164
                                      -----------    -----------    -----------


a:  less than $.01


The accompanying notes are an integral part of these statements

                          World Wide Stone Corporation
                      Consolidated Statement of Cash Flows
              for the years ended December 31, 1996, 1995, and 1994

                                               1996         1995         1994
                                             --------     --------     --------
Cash Provided by Operations
     Net Income (Loss)                        264,113      (18,235)    (264,400)

     Amortization                              18,239       18,343       18,394
     Depreciation                             205,543      196,019      186,528
     Change in Accounts Receivable             81,555      (51,955)     (97,786)
     Change in Inventory                     (293,840)    (101,650)    (154,594)
     Change in Payables                        75,011     (154,624)      28,716
     Prepaid Expenses                          (8,136)     (28,944)       6,784
     Deposits                                 (66,580)        (432)      (1,563)
     Prepaid Taxes                            (56,546)
     Taxes, Fees, Pensions                    (12,241)
     Employee Loans                                         63,752
                                             --------     --------     --------

     Net Cash from Operations                 207,118      (77,726)    (277,921)
                                             --------     --------     --------

Cash Used in Investing
     Purchase of Fixed Assets                (290,197)     (53,183)    (120,032)
     Stock Purchase                                         (2,500)
                                             --------     --------     --------

                                             (290,197)     (55,683)    (120,032)
                                             --------     --------     --------

Cash provided by Financing
     Bank Debt                                 48,666      114,873      395,544
     Equipment Debt                            11,861       16,138       13,174
     Loan to Stockholder                                   (25,782)     (20,820)
     Short Term Notes Payable                  (9,067)       2,567        4,949
     Sale of Stock                             51,805       20,000        1,125
                                             --------     --------     --------

     Cash provided by Financing               103,265      127,796      393,972
                                             --------     --------     --------

Net Increase (Decrease) in Cash                20,186       (5,613)      (3,981)

Beginning Cash Balance                         23,570       29,183       33,164
                                             --------     --------     --------

Ending Cash Balance                            43,756       23,570       29,183
                                             ========     ========     ========


Significant Non Cash Transactions, See Note 11



The accompanying notes are an integral part of these statements

                          WORLD WIDE STONE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations and summary of significant accounting policies:

Nature of operations:

     The Company is in the dimensional stone production and sales business. In March 1991 the Company purchased dimensional stone production facilities in Durango, Mexico. This plant started operations in July 1993 and became fully operational in September 1994. The Company had one operating quarry in 1995. During the year 1996 the Company built a second plant next to the original one in Durango Mexico. This new plant will handle a new line of antique and tumbled products. New offices and employee bathrooms and kitchen are also in process of being built.

Principals of consolidation:

     The financial statements include all of the assets and liabilities of the U.S. company as well as those of the Mexican companies. The Mexican plant consists of three Mexican entities, namely: Marmoles Muguiro, S.A., Sociedad Piedra Sierra, S.A. and a trust which holds approximately four acres of real estate.

     All material intercompany transactions, accounts and balances have been eliminated.

Accounts receivable:

     Management  considers  all  accounts  receivable  to be fully  collectible;
however  a  small   allowance  has  been   established  to  handle  any  account
contingencies.

Inventory:

     Inventory for the Company is stated at cost. All of the costs for 1996 and 1995 associated with the production of tile in the Mexican plant have been factored into the value of the cost of goods sold and the ending inventory. Costs of goods sold also includes freight from Mexico to the United States. Inventory as of December 31, 1996 and 1995 was located at the plant in Durango, Mexico and at the showroom-warehouse in Tempe, Arizona. Interest expense of the Mexican bank loans for 1996 and 1995 have been capitalized and are found in the ending inventory and the cost of goods sold. Depreciation on the Mexican based equipment is also factored into the inventory.

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

Foreign Currency Translation

     The Company's wholly owned subsidiaries, maintain their books and records in Mexican pesos. Their functional currency however is U.S. dollars. Therefore these subsidiaries utilize the remeasurement method of foreign currency translation when consolidated.

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

Warranty Payable/Expense

     The Company offers no warranty written or verbal. All products are shipped FOB Mexican plant with either the client or the trucking company assuming full responsibility for the product. Company employees at times do try to help resolve disputes between the client, the trucking company and/or the installation contractor. They have also assisted clients who need some training in the care and upkeep of marble flooring. The amount expended currently for these public relation/goodwill actions are minimal.

2.  Related Party Transactions

     The Company has a private demand note to a brother of the chairman for $9,949.

3.  Mexican Bank Debt

     In May 1993, the Company obtained loans of $250,000 from Banca Serfin, ( a Mexican Bank) to develop the stone plant. The Company has received additional loans from the banks in subsequent years as they expanded and modernized the plant. The loans are secured by the Mexican based equipment. Beginning in 1995 and ending in 1996 the Company converted their loans from Bank Serfin based to Bancomex based. Bancomex is a second tier bank supported by the Mexican government. The savings is reflected in a much improved gross profit.

4.  Property, Plant and Equipment

     Below is a summary of the fixed assets of the Company. All assets are amortized over their useful lives on a straight line basis. The depreciation attributed to Mexico is included in the Costs of Goods Sold section of the Statement of Operations. The depreciation attributed to Phoenix is shown separately on the Statement of Operations.

                                                                      1996          1995
                                                                   ----------    ----------
     Mexican Property, Plant Specialty Systems (40-10 years) and
     Mexican Machinery, Equipment, Vehicles (12 - 5 years)         3,503,349      3,241,238

     US Machinery, Equipment and Vehicles                              98,392        70,306
     Green Quarry Lease (Note 7)                                    1,200,000     1,200,000
                                                                   ----------    ----------

                                                                    4,801,741     4,551,544
Accumulated Depreciation                                             (678,248)     (472,705)
                                                                   ----------    ----------

Net Property, Plant and Equipment                                   4,123,493     4,038,839
                                                                   ----------    ----------

5. General and Administrative
                                                  1996         1995         1994
                                               -------      -------      -------
Salaries and Wages                             239,539      152,669       10,277
Advertising and Promotion                       60,320       15,069       10,767
Commissions and Consulting                      34,178       76,370        2,637
Legal and Accounting                            29,776       31,536        7,750
Rent                                            33,135       20,711        2,812
Payroll Taxes and Fees                          22,735       11,317        1,156
Travel                                          36,123       13,388       28,821
Shop and Office Supplies                        57,470
Other Expenses                                  91,155       62,130       47,908
                                               -------      -------      -------
Total General and Administrative               605,231      383,190      112,128
                                               =======      =======      =======


6.  Leases and Royalty

         The Company has one year left on its lease for its showroom/warehouse in Tempe, Arizona. The Company began an one year lease of a showroom in Anaheim, California in January, 1997.
                            1997         1998       1999       2000         2001

Rent                      29,364            0          0          0            0
Equipment                  1,796          299
                           -----          ---

Total                     31,160          299
                          ======          ===

         The Company pays a royalty on its leased quarry of 90 pesos per cubic meter. This is approximately $16.90 at year end. These payments go into Cost of Goods Sold.

         The Company will pay a royalty on its green quarry rights purchase of 30 pesos per cubic meter once production begins. This will be approximately $4.

7.  Purchase of Green Quarry

         On December 3, 1995 the Company purchased the rights to mine a quarry of special green quartzite in the state of Chihuahua, Mexico. The Company paid 2,000,000 shares of R-144 common stock for these rights. The Company also agreed to pay a royalty of 700 pesos per month (about $91), until the quarry is operational and then 30 pesos per cubic meter thereafter. The 30 pesos will be adjusted for inflation. The valuation of the quarry has been placed at $1,200,000. This quarry will b e amortized over its expected production. Currently only preliminary preparations have been made to this quarry.

                                   (Continued)

8.  Provision for Income Taxes

         Provision is made for deferred income taxes where differences exist between the period in which transactions affect taxable income and the period in which they enter into the determination of income in the financial statements. As of December 31, 1996 the consolidated Company had a total Net Operating Loss
(NOL) carry forward for federal income tax purposes of approximately $4,000,000. The future value of the NOL is not reflected in the face of the financial statements.

                                                      1996       1995       1994
Net Deferred Tax Benefit and
Valuation Adjustment                                     0          0          0

Current Taxes Payable                                   50         50         50
                                                        --         --         --

Provision for Income Taxes                              50         50         50
                                                        ==         ==         ==


9.  Interest Expense
                                                                1996        1995

Mexican Banks (included in costs of goods sold)              166,752     246,554
Phoenix Equipment Loans                                        5,275       2,772
                                                             -------     -------

Total Interest Expense                                       172,027     249,326
                                                             =======     =======


10.  IRS Audit

         The Company and its President have been audited by the I.R.S. for the years 1989, 1990, and 1991. On October 11, 1995 the Company received a Notice of Deficiency in the amount of $564,130 plus interest and penalties in the amount of $423,098. The President also received, the same day, a Notice of Deficiency for the same period, in the amount of $937,923 plus interest and penalties in the amount of $703,443. Both cases were referred to tax court and were heard in February and March of 1997. The Decision for the Registrant, entered March 13, 1997, Docket No. 103-96 reads as follows: Pursuant to the agreement of the parties in the above-entitled case, it is ORDERED AND DECIDED: That there are no deficiencies in income tax due from, nor overpayments due to, the petitioner for the taxable years 1989, 1990, and 1991; and That there are no additions to tax due from the petitioner for the taxable years 1989, 1990, and 1991, under the provisions of I.R.C. 6663.

         The decision for the Registrant's President and wife, Docket 104-96 reads as follows: Pursuant to the agreement of the parties in the above-entitled case, it is ORDERED AND DECIDED: That there are deficiencies in income tax due from the Petitioners for the taxable years 1989 and 1990 in the amounts of $4,975.00 and $9,770.00, respectively' that there is no deficiency in income tax due from, nor overpayment due to, the petitioners for the taxable year 1991; and That there are no additions to tax due from the petitioners for the taxable years 1989, 1990, and 1991, under the provisions of I.R.C. 6663.

11.  Non Cash Transactions

         1996

         None

         1995

         Purchase of rights to green quarry for 2,000,000 shares of stock. Final payment of 1,800,000 shares for investment of $140,000 in 1993.

         1994

         Purchase of consulting with 1,125,000 shares of common stock.
         Return and cancellation of 1,572,381 shares of common stock previously written off

12.      Subsequent Events

         In January 1997 the Company opened a showroom in Anaheim, California.

         Loan Description                            Ending Rate                                 Principal
1995

         Bancomex                                    range 19.55% to 12.1%                         611,830
                                                     90 day renewable notes
                                                     US dollars

         NAFINSA                                     14.65%                                        200,000
                                                     renewable note
                                                     US dollars

         Installment Note                            23.75%                                          5,394
                                                                                                  --------
                                                     Mexican pesos

         Debt Before Accrued Interest                                                              817,224

         Accrued Interest                                                                           16,230
                                                                                                  --------

         Total Mexican Bank Debt                                                                   833,454
                                                                                                  ========


1996

         Bancomex Note                               12%                                            44,213
                                                     renewable note
                                                     US dollars

         Bancomex Note                               12.1%                                          81,559
                                                     renewable note
                                                     US dollars

         Bancomex Note                               11.05%                                        674,000
                                                     renewable note
                                                     US dollars

         Equipment Installment Note                                                                  5,394
                                                                                                  --------

         Debt Before Accrued Interest                                                              805,166

         Accrued Interest                                                                           76,954
                                                                                                  --------

         Total Mexican Bank Debt                                                                   882,120
                                                                                                  ========