Form 10-Q
period 1997-03-31
WORLD WIDE STONE CORP
filed 1997-05-16
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended March 31, 1997          Commission File Number 000-18389


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

 As of March 31, 1997, there were 35,222,618 shares of common stock outstanding.


                       Documents Incorporated by Reference
                                      None

                              (Page 1 of 10 Pages)

                  World Wide Stone Corporation and Subsidiaries
                               Index to Form 10-Q
                      For the Quarter Ended March 31, 1996


Part I.     Financial Information


Item 1.     Financial Statements

            CPA's Certification............................................. 3

            Consolidated Balance Sheet
            March 31, 1997 and December 31, 1996............................ 4

            Consolidated Statement of Operations (Income)
            Three months ended March 31, 1997 and 1996...................... 6

            Consolidated Statement of Cash Flows
            Three months ended March 31, 1997 and 1996...................... 7

            Notes to Financial Statements................................... 8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and  Results of Operation................... 8


Part II.    Other Information

Item 1.     Legal Proceedings............................................... 9

                              (Page 2 of 10 Pages)

                                Murray Peck P.C.
                          Certified Public Accountants
                          5110 North Central, Suite 320
                             Phoenix, Arizona 85012
                    Phone (602) 274-1960 - Fax (602) 274-1986


To the Board of Directors
World Wide Stone Corporation


We have compiled the accompanying Balance Sheets of World Wide Stone Corporation as of March 31, 1997 and December 31, 1996, and the related Statements of Income for the three month periods ended March 31, 1997 and March 31, 1996, and the related Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements have been prepared on the accrual basis of accounting.

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

The Balance Sheet for the year ended December 31, 1996 was audited by another accountant and he expressed an unqualified opinion on this financial statement dated March 15, 1997. We have not performed any auditing procedures since that date.

Date:  May 7, 1997                          Murray Peck, P.C.
                                                  Certified Public Accountants



                                                  BY:   /s/Murray Peck/
                                                     ---------------------
                                                     Murray Peck, CPA, President

                            See accountants' report.

                              (Page 3 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996


                                     ASSETS
                                                 March 31, 1997    Dec. 31, 1996
                                                 --------------    -------------
Current assets
    Cash                                           $   138,973      $    43,756
    Accounts receivable                                 96,900           27,561
    Inventory                                          551,242          590,335
    Rental Deposits                                      2,895            2,895
    Deposits on Equipment                               65,680           65,680
                                                   -----------      -----------
Total current assets                                   855,690          730,227


Property and equipment
    Mexican land and building                        3,044,560        3,044,560
    Mex Marmoles Muguiro                               273,589          273,589
    Machinery & equipment                              572,049          557,181
        Accumulated depreciation                      (798,032)        (742,068)
                                                   -----------      -----------

               Net property and equipment            3,092,166        3,133,244

Other assets
    Prepaid expenses                                     7,020            8,136
    Prepaid IVA - Mexico                               131,187          108,981
    Investment - Green Quarry                        1,200,000        1,200,000
                                                   -----------      -----------

        Total other assets                           1,338,207        1,317,117
                                                   -----------      -----------

    Total assets                                   $ 5,286,063      $ 5,180,588
                                                   ===========      ===========

                            See accountants' report.

                              (Page 4 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996



                             LIABILITIES AND EQUITY

                                               March 31, 1997   Dec. 31, 1996
                                               --------------   -------------
Liabilities
    Current liabilities
        Accounts payable                         $    68,618    $    98,661
    Accrued pensions, taxes and fees payable           8,815         10,386
        Sales deposits                                18,561         14,835
        Current portion long-term debt                76,954         89,932
        Loans payable - short term                    49,187         43,449
                                                 -----------    -----------
           Total current liabilities                 222,135        257,263

    Long-term debt
        Loans payable - vehicles and equipment        40,271         35,953
    Long term debt - Mexico                          831,629        805,166
                                                 -----------    -----------

        Total liabilities                          1,094,035      1,098,382
                                                 -----------    -----------

Equity
    Common stock                                      35,223         35,223
    Additional paid in capital                     7,889,017      7,889,017
    Retained earnings                             (3,842,034)    (4,106,147)
    Current period earnings (loss)                   109,822        264,113
                                                 -----------    -----------

        Total equity                               4,192,028      4,082,206
                                                 -----------    -----------

           Total liabilities and equity          $ 5,286,063    $ 5,180,588
                                                 ===========    ===========

                            See accountants' report.

                              (Page 5 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                   Three months ended March 31, 1997 and 1996


                                                  March 31, 1997  March 31, 1996
Income
    Sales                                         $   650,834      $  450,509
    Cost of sales                                     269,198         225,618
                                                  -----------      ----------
        Gross profit                                  381,636         224,891

Expenses
    Salaries and wages                                 26,965          15,950
    Salaries - officers                                27,000          27,000
    Casual labor                                            0           3,622
    Salaries - salesmen                                13,650           7,150
    Advertising                                        23,175           2,607
    Promotion                                               0             650
    Auto expense                                        1,399             898
    Bank charges                                          934             644
    Commissions                                         2,099           1,216
    Consulting fees                                     8,800           1,606
    Data processing                                         0             593
    Depreciation                                       55,946          48,000
    Dues and subscriptions                              1,138           2,094
    Insurance                                           2,885           2,133
    Legal and accounting                               43,315          17,774
    Licenses and permits                                  217             420
    Office expense                                      4,308          14,264
    Postage                                             1,848             715
    Rent                                               10,198           8,717
    Supplies                                            3,193           5,215
    Taxes - payroll                                     7,127           5,521
    Telephone                                           4,529           3,479
    Travel                                              6,075           3,337
    Utilities                                             550             703
    Interest expense                                   26,463              87
                                                  -----------      ----------

        Total expenses                                271,814         174,395
                                                  -----------      ----------

Net income (loss)                                 $   109,822      $   50,496
                                                  ===========      ==========

                            See accountants' report.

                              (Page 6 of 10 Pages)

                          World Wide Stone Corporation
                            Statements of Cash Flows
               For the three months ended March 31, 1997 and 1996

                                                   March 31 1997  March 31, 1996
                                                   -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $ 109,822     $  50,496
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       55,946        48,000
    (Increase) decrease in:
    Loans to employees                                       0          (205)
      Accounts receivable                              (69,339)      (74,642)
      Inventories                                       39,093       (13,242)
      Prepaid expenses - IVA                           (22,206)       (9,024)
      Accounts receivable - Mexico                           0       (28,128)
      Prepaid Expenses - other                           1,116             0
    Increase (decrease) in:
      Accounts payable                                 (26,317)       10,470
      Accrued liabilities                               (1,571)       24,711
                                                     ---------     ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES      86,544         8,436


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                (14,868)       (2,061)
                                                     ---------     ---------
         NET CASH (USED) BY INVESTING ACTIVITIES       (14,868)       (2,061)

CASH FLOWS FROM FINANCING ACTIVITIES
    New borrowings:
      Long-term (net)                                   30.781        43,276
      Short-term (net)                                  (7,240)       (4,827)

  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      23,541        38,449
                                                     ---------     ---------

                  NET INCREASE (DECREASE) IN CASH       95,217        44,824

CASH AT BEGINNING OF YEAR                               43,756        23,569

         CASH AT MARCH 31                            $ 138,973     $  68,393
                                                     =========     =========

                            See accountants' report.

                              (Page 7 of 10 Pages)

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1)       General
         -------

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto as well as Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's latest annual report an Form 10-K filed for the year ended December 31, 1996.

2)       Inventory
         ---------

         Inventory for the company is stated at cost. All of the costs associated with the production of tile in the Mexican plant have been factored into the value of the cost of the goods sold and the ending inventory. Cost of goods sold also included freight from Mexico to the United States. Inventory as of March 31, 1997 was located at the plant in Durango, Mexico and at the showroom-warehouses in Tempe, Arizona, Anaheim, California and El Paso, Texas. Interest expense of the Mexican bank loans for March 31, 1997 has been added to the line of credit.


Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

General
-------

         Sales for the first quarter ending March 31, 1997 have increased 30% over the same period in 1996. Pre- tax earnings for the same period increased by 54%. This trend is expected to continue as a result of continuing market penetration and increases in production volume. Two trade shows were presented in the first quarter, one in Phoenix, Arizona and one in Las Vegas, Nevada. Market response on all the company's products has continued to improve. The need for additional production volume is acute and future growth is limited without production increases.

         On October 17, 1996, the Company's new factory, Phase I, went on line. 75% of Phase I is complete with one important machine still on order. This machine will ship from Italy On May 17, 1997, and should be installed and on line the end of July. This addition will increase production about 30% with minor overhead increases. Phase I of the new tumbled plant has added about 40% to the production levels. Management is continuing to learn how to get more production from this plant and substantial increases are projected. Between the original factory and the new Phase I factory, an increase of more than 70% in production is expected this year. With the delivery of the machine, a block cutter, Phase I will be complete. Investment was possible due to having sufficient cash flow to make this purchase, and the block cutter will further increase the production of Phase I. Phase I is operational and has added substantially to the Company's sales and pre-tax profits. The first truck shipped from the new plant was received in the Company's Tempe, Arizona facility on October 6, 1996. The process of marketing this beautiful new product is now in full implementation. Early response is very strong and the total production of Phase I is committed to large customers of the Company. The first building of Phase II of the company's second factory broke ground in September, 1996 and has been completed. This structure is about 4,000 square feet. For continued production expansion, more machinery is needed and will be added as capital is available.

Results of Operations
---------------------

         The activities of the Company during the first quarter were focused on improving both quality and quantity of production at the Mexican facilities, improving training and work environment for all employees, penetration of the local Arizona market, quarry development and improvement, and coordination of all the contractors necessary to bring the new plant to installed capacity.

         Production volume continued to rise in the first quarter due to emphasis on improvement in training of

                              (Page 8 of 10 Pages)
management and employees, better utilization of space and equipment, continuous improvement in the manufacturing process, as well as quarry development and exploration. The showroom and warehouse operation in Tempe, Arizona, has contributed toward greater penetration of the Arizona market, which allowed an increase in the margin of profit.

         Management continued its commitment in the first quarter to developing effective ways of fostering continuous improvement of quality. The training program based on Control Systems Theory was continued. This approach was developed by Dr. William Glasser and is consistent with the work of W. Edwards Deming. As adopted by World Wide Stone, Control Theory Management involves active interest by management in the needs of the workers, a participatory environment, empowerment for decision-making, and emphasis on personal responsibility. This approach is thought to be appropriate in multicultural settings and was instituted both in the U.S. and Mexico by Lee M. Cunningham.

Liquidity and Capital Resources
-------------------------------

         The Company cash flow is sufficient to maintain operations. Expansion of operations may be financed by debt or equity investment and in part by retained earnings. The assets of the Company are not liquid and consist of these items listed herein. During the second quarter of 1996, the Company successfully refinanced its Mexican bank debt, lowering the interest rate paid to an effective rate of about 12%. The exact amount is difficult to pinpoint because of ancillary bank charges and fees. (see 1995 10-K.) With the exception of interest carrying charges, all of Phase I was paid for with earnings.


                           Part II - Other Information

Item 1.  Legal Proceedings.

         The Company and its president have been audited by the I.R.S. for the years 1989, 1990, and 1991. On October 11, 1995 the Company received a Notice of Deficiency in the amount of $564,130 plus interest and penalties in the amount of $423,098. In addition, the President of the Registrant has been personally audited for the same period and has been served with a Notice of Deficiency totaling $937,923 plus penalties of $703,443. Both cases were referred to tax court and were hear in February and March of 1997. The Decision for the Registrant, entered March 13 1997, Docket No. 103-96 reads as follows: Pursuant to the agreement of the parties in the above-entitled case, it is ORDERED AND
DECIDED: That there are no deficiencies in income tax due from, nor overpayments due to, the petitioner for the taxable years 1989, 1990, and 1991; and That there are no additions to tax due from the petitioner for the taxable years 1989, 1990, and 1991, under the provisions of IRC 6663.

         The decision for the Registrant's President and wife, Docket 104-96 reads as follows: Pursuant to the agreement of the parties in the above-entitled case, it is ORDERED AND DECIDED: That there are deficiencies in income tax due from the Petitioners for the taxable years 1989 and 1990 in the amounts of $4,975.00 and $9,770.00, respectively, that there is no deficiency in income tax due from, no overpayment due to, the petitioners for the taxable year 1991; and That there are no additions to tax due from the petitioners for the taxable years 1989, 1990, and 1991, under the provision of I.R.C. 6663.

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

Item 2.  Changes in Securities.     None

Item 3.  Defaults Upon Senior Securities.            None

Item 4.  Submission of Matters to a vote of Security Holders           None

Item 5.  Other Information

         Under the terms of a Consulting Agreement ("Agreement") effective August 12, 1996, between the Registrant and La Costa Financial Corporation ("La Costa"), the Registrant hired La Costa as an independent

                              (Page 9 of 10 Pages)
consultant to provide financial and public relations services for the Registrant. The Registrant was established as the sole judge of whether or not the performance by Consultant of its duties and services were satisfactory. La Costa's total and complete compensation for satisfactory performance of its duties and services was to be Common Stock Purchase Warrants ("Warrants") issued by the Registrant for a total of up to Five Million (5,000,000) shares of the Registrant's common stock, which Warrants could be earned by La Costa in performance increments.

         All shares of common stock of the Registrant underlying the Warrants were registered for free-trading under the Securities Act of 1993, as amended, via a form S-8 Registration Statement ("Registration" filed with the Securities and Exchange Commission ("SEC") on August 29, 1996. Under the Agreement and Registration, the first increment of Warrants for One Million (1,000,000) shares was issued to La Costa immediately upon the filing of the Registration. La Costa immediately exercised Warrants for 1,000,000 shares and ensued to perform its duties and responsibilities. (Copy of Form S-8 Registration, "Consulting Agreement between World Wide Stone Corporation and La Costa Financial Corporation", including a copy of the Agreement, may be obtained from the SEC or viewed on-line via the Registrant's EDGAR filing.)

         On October 10, 1996, Management received an article via fax from the Registrant's CPA, which had been down-loaded from an internet news service, alleging that a principal of La Costa had been charged with an alleged criminal wrong-doing related to the promotion of the Registrant. Upon further inquiry and verification by Management that La Costa's principal was, in fact, advised that he was subject to investigation by the SEC in the matter. The Registrant advised La Costa and La Costa agreed that, whether or not its principal became formally charged with any alleged wrong-doing in this matter, La Costa had been rendered ineffective and ineffectual with respect to the terms and purposes of the Agreement. Therefore, on Saturday, October 12, 1996, under the terms and conditions thereof, the Registrant suspended the Agreement and instructed La Costa to make immediate and complete accounting to the Registrant of all transactions associated with the Registrant's stock, pay all funds due to the Registrant, and return to Registrant all warrants and shares remaining directly and indirectly in its possession.

       NOTE: While the SEC has requested from the Company, and the Company has supplied file information to the SEC respecting its investigation of the Agreement and La Costa's principal, neither the Company nor any director, officer, or employee of the Company is the subject of any investigation in regard to this matter. Further, the Company has no involvement in this matter.

         As of March 25, 1997, the Company has not yet received a full accounting from La Costa, and legal counsel for La Costa has advised the Company that a full account shall be forthcoming in due course, subject to defense issues respecting the charges against his client. However, the Company has received a partial accounting, the return of some 697,100 shares of common stock, and payments for Warrants in total amounts of $41,850, which are reflected in the financial reports contained herein.

Item 6.

Exhibits and Reports on Form 8-K

         None


                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Date: May 15, 1997                     World Wide Stone Corporation
                                       (Registrant)



                                       BY:         /s/Franklin Cunningham/
                                          ------------------------------------
                                                Franklin Cunningham, President

                              (Page 10 of 10 Pages)