Form 10-K/A
period 1996-12-31
WORLD WIDE STONE CORP
filed 1997-07-09
CIK 841123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K A

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                          Commission File No. 000-18389
                          (Filing Dated: May 20, 1997)

                          WORLD WIDE STONE CORPORATION
             (Exact Name of Registrant as specified in its Charter)

            NEVADA                                       33-0297934
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2150 W. University Dr., Tempe, Arizona                      85281
(Address of principal executive offices)                  (Zip Code)

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
YES  X  NO
   ----   ----

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

         The Registrant was incorporated under the laws of the State of Delaware on June 12, 1988, under the name Tacitus Ventures, Inc. as a blind pool - blank check company for the purpose of acquiring or merging with one or a limited number of private companies, sole proprietorships or partnerships. On November 15, 1989, the Registrant filed its Certificate of Amendment of Certificate of Incorporation with the Delaware Secretary of State. Said Amendment allowed for a name change of Registrant to World Wide Stone Corporation, a Delaware corporation,

                                                      ('96 Form 10-K; Pg 1 / 14)

                          World Wide Stone Corporation
                           Consolidated Balance Sheet
                        as of December 31, 1996 and 1995

                                          Assets
                                                                          1996          1995
                                                                      ----------    ----------
Cash                                                                      43,756        23,570
Accounts Receivable                                                       27,561       109,116
Inventory                                                                590,335       296,495
Prepaid Expenses                                                           8,136
                                                                      ----------    ----------

     Total Current Assets                                                669,788       429,181

Property, Plant and Equipment (net of depreciation)                    4,123,493     4,038,839
Trade Name and Company Files (net of amortization)                       209,751       227,990
Prepaid Taxes Mexico                                                     108,981        52,435
Deposits                                                                  68,575         1,995
                                                                      ----------    ----------
     Total Assets                                                      5,180,588     4,750,440
                                                                      ==========    ==========

                                        Liabilities

Accounts Payable                                                         113,496        38,485
Taxes, Pensions and Fees Payable                                          10,386        22,627
Short Term Notes Payable                                                  43,449        52,516
Current Portion of Long Term Debt                                         89,932        30,182
                                                                      ----------    ----------

     Total Current Liabilities                                           257,263       143,810
                                                                      ----------    ----------

Bank Debt Mexico                                                         805,166       811,830
Equipment Loans US                                                        35,953        28,512
                                                                      ----------    ----------

     Total Liabilities                                                 1,098,382       984,152
                                                                      ----------    ----------

                                   Stockholders' Equity

Common Stock
     100,000,000 shares authorized, 35,222,618
     and 34,225,868 shares outstanding respectively,                      35,223        34,226
     par value $.001

Paid in Capital                                                        7,889,017     7,838,209

Retained Earnings (Loss)                                              (3,842,034)   (4,106,147)
                                                                      ----------    ----------

     Total Stockholders' Equity                                        4,082,206     3,766,288
                                                                      ----------    ----------

     Total Liabilities and Stockholders' Equity                        5,180,588     4,750,440
                                                                      ==========    ==========

The accompanying notes are an integral part of these statements

                                                      ('96 Form 10-K; Pg 2 / 14)

SIGNATURES:

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 1997                    WORLD WIDE STONE CORPORATION



                                        By:  /s/ Frank Cunningham
                                            --------------------------
                                             /s/ Frank Cunningham
                                             Frank Cunningham
                                             Director, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                            Title                                         Date


     By:    /s/Frank Cunningham                           Director, Chairman                    May 20, 1997
         -----------------------------                    of the Board, and
           /s/ Frank Cunningham                           President
           Frank Cunningham



     By:     /s/Lee M. Cunningham                         Director and                          May 20, 1997
         -----------------------------                    Secretary
            /s/ Lee M. Cunningham
            Lee M. Cunningham




     By:    /s/Spencer W. Cunningham                      Director and                          May 20, 1997
         ------------------------------                   Executive Vice
           /s/ Spencer W. Cunningham                      President
           Spencer W. Cunningham



     By:     /s/L. Ernest Weitsel                          Director                             May 20, 1997
         ---------------------------------
            /s/ L. Ernest Whitesel
            L. Ernest Whitesel

                                                    ('96 Form 10-K; Pg. 14 / 14)