Form 10-Q
period 1997-06-30
WORLD WIDE STONE CORP
filed 1997-08-12
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended June 30,1997          Commission File Number 000-18389


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

 As of June 30, 1997, there were 35,222,618 shares of common stock outstanding.


                       Documents Incorporated by Reference
                                      None

                              (Page 1 of 10 Pages)

                  World Wide Stone Corporation and Subsidiaries
                               Index to Form 10-Q
                       For the Quarter Ended June 30, 1997

Part I.           Financial Information


Item 1.           Financial Statements

                  CPA's Certification.........................................3

                  Consolidated Balance Sheet
                  June 30, 1997 and December 31, 1996.........................4

                  Consolidated Statement of Operations (Income)
                  Six months ended June 30, 1997 and 1996.....................6

                  Consolidated Statement of Operations (Income)
                  Three months ended June 30, 1997 and 1996...................7

                  Consolidated Statement of Cash Flows
                  Six months ended June 30, 1997 and 1996.....................8

                  Notes to Financial Statements..............................10

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and  Results of Operation..............10


Part II.          Other Information

Item 1.           Legal Proceedings..........................................10

                              (Page 2 of 10 Pages)

                                Murray Peck P.C.
                          Certified Public Accountants
                          5110 North Central, Suite 320
                             Phoenix, Arizona 85012
                    Phone (602) 274-1960 - Fax (602) 274-1986


To the Board of Directors
World Wide Stone Corporation


We have compiled the accompanying Balance Sheets of World Wide Stone Corporation as of June 30, 1997 and December 31, 1996, and the related Statements of Income for the three month periods ended June 30, 1997 and March 31, 1996, and the related Statements of Cash Flows for the three month periods ended June 30, 1997 and 1996, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements have been prepared on the accrual basis of accounting.

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

The Balance Sheet for the year ended December 31, 1996 was audited by another accountant and he expressed an unqualified opinion on this financial statement dated March 25, 1997. We have not performed any auditing procedures since that date.

Date:  August 5, 1997                       Murray Peck, P.C.
                                            Certified Public Accountants



                                            BY:   /s/Murray Peck/
                                               -----------------------------
                                                Murray Peck, CPA, President




                            See accountants' report.

                              (Page 3 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996


                                     ASSETS
                                                  June 30, 1997  Dec. 31, 1996
                                                  -------------  -------------
Current assets
    Cash                                           $    84,333    $    43,756
    Accounts receivable                                144,593         27,561
    Inventory                                          559,697        590,335
    Rental Deposits                                      2,895          2,895
    Deposits on Equipment                                    0         65,680
                                                   -----------    -----------
Total current assets                                   791,518        730,227


Property and equipment
    Mexican land, building & original mach. & equip. 3,044,560      3,044,560
    Mex Marmoles Muguiro                               273,589        273,589
    Machinery & equipment - USA                        135,591         98,392
    Sociedad machinery and equipment                   706,607        458,789
        Accumulated depreciation                      (853,978)      (742,086)
                                                   -----------    -----------

               Net property and equipment            3,306,369      3,133,244

Other assets
    Prepaid expenses                                     6,395          8,136
    Prepaid IVA - Mexico                               205,467        108,981
    Investment - Green Quarry                        1,200,000      1,200,000
                                                   -----------    -----------

        Total other assets                           1,411.862      1,317,117
                                                   -----------    -----------

    Total assets                                   $ 5,509,749    $ 5,180,588
                                                   ===========    ===========


                            See accountants' report.

                              (Page 4 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996



                             LIABILITIES AND EQUITY

                                                   June 30, 1997  Dec. 31, 1996
                                                   -------------- -------------
Liabilities
    Current liabilities
        Accounts payable                            $    15,273    $    98,661
    Accrued pensions, taxes and fees payable             44,894         10,386
        Sales deposits                                   21,285         14,835
        Current portion long-term debt                   76,954         89,932
        Loans payable - short term                       30,189         43,449
                                                    -----------    -----------
           Total current liabilities                    188,595        257,263

    Long-term debt
        Loans payable - vehicles and equipment           54,595         35,953
    Long term debt - Mexico                             858,092        805,166
                                                    -----------    -----------

        Total long-term debt                            912,687        841,119
                                                    -----------    -----------

    Total liabilities                                 1,101,282      1,098,382
                                                    -----------    -----------

Equity
    Common stock (par value)                             35,223         35,223
    Additional paid in capital                        7,889,017      7,889,017
    Retained earnings                                (3,842,034)    (4,106,147)
    Current period earnings (loss)                      326,261        264,113
                                                    -----------    -----------

        Total equity                                  4,408,467      4,082,206
                                                    -----------    -----------

           Total liabilities and equity             $ 5,509,749    $ 5,180,588
                                                    ===========    ===========


                            See accountants' report.

                              (Page 5 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                     Six months ended June 30, 1997 and 1996


                                                     June 30, 1997 June 30, 1996
                                                     ------------- -------------
Income
    Sales                                            $1,519,941      $ 899,367
    Cost of sales                                       655,629        420,796
                                                     ----------      ---------
        Gross profit                                    864,312        478,571

Expenses
    Salaries and wages                                   58,962         32,198
    Salaries - officers                                  54,467         63,000
    Casual labor                                              0          3,647
    Salaries - salesmen                                  27,300         17,750
    Advertising                                          38,373          4,070
    Promotion                                             2,860          2,017
    Auto expense                                          3,422          3,693
    Bank charges                                          1,676          1,346
    Commissions                                           4,929          2,066
    Consulting fees                                      22,965          7,173
    Data processing                                       4,200            590
    Depreciation                                        111,892         96,000
    Dues and subscriptions                                2,900          4,443
    Insurance                                             7,741          5,513
    Legal and accounting                                 48,734         20,770
    Licenses and permits                                    217            420
    Office expense                                       19,888         40,031
    Postage                                               3,945          1,950
    Rent                                                 18,623         18,827
    Supplies                                              6,080          8,516
    Taxes - payroll                                      13,124         12,129
    Telephone                                            11,597          5,332
    Travel                                               19,980         12,471
    Utilities                                             1,250          1,100
    Other expense (income)                                    0           (135)
    Interest expense                                     52,926              0
                                                     ----------      ---------

        Total expenses                                  538,051        364,917
                                                     ----------      ---------

Net income                                           $  326,261      $ 113,654
                                                     ==========      =========



                            See accountants' report.

                              (Page 6 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                    Three months ended June 30, 1997 and 1996



Income                                              June 30, 1997  June 30, 1996
                                                    -------------  -------------
         Sales                                        $ 869,107       $ 448,859
         Cost of sales                                  386,431         195,180
                                                      ---------       ---------
                  Gross profit                          482,676         253,679

Expenses
         Salaries and wages                              31,997          16,247
         Salaries - officers                             27,467          36,000
         Casual labor                                         0              25
         Salaries - salesmen                             13,650          10,600
         Advertising                                     15,198           1,464
         Promotion                                        2,860           1,367
         Auto expense                                     2,023           2,795
         Bank charges                                       742             702
         Commissions                                      2,830             850
         Consulting fees                                 14,165           5,567
         Data processing                                  4,200              (3)
         Depreciation                                    55,946          48,000
         Dues and subscriptions                           1,762           2,350
         Insurance                                        4,856           2,350
         Legal and accounting                             5,419           2,996
         Licenses and permits                                 0               0
         Office expense                                  15,580          26,967
         Postage                                          2,097           1,236
         Rent                                             8,425           8,906
         Supplies                                         2,887           3,301
         Taxes - payroll                                  5,997           6,608
         Telephone                                        7,068           1,853
         Travel                                          13,905           9,134
         Utilities                                          700             397
         Other expense (income)                               0            (222)
         Interest expense                                26,463               0
                                                      ---------       ---------

                  Total expenses                        266,237         190,521
                                                      ---------       ---------

Net income                                            $ 216,439       $  63,158
                                                      =========       =========

                            See accountant's report.

                              (Page 7 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1997 and 1996

                                                          June 30, 1997 June 30, 1996
                                                          ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                       $ 326,261    $ 113,654
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             111,892       96,000
    (Increase) decrease in:
      Accounts receivable                                    (117,032)      (6,878)
      Inventories                                              30,638     (101,623)
      Prepaid expenses - IVA                                  (94,745)     (52,717)
      Deposits                                                 65,680            0
    Increase (decrease) in:
      Accounts payable                                        (83,388)      41,609
      Accrued liabilities                                      40,958       19,189
                                                            ---------    ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES            280,264      109,234


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                      (285,017)    (109,147)
                                                            ---------    ---------

         NET CASH (USED) BY INVESTING ACTIVITIES             (285,017)    (109,147)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    New borrowings:
      Long-term (net)                                          71,568      107,163
      Short-term (net)                                        (26,238)      (5,499)
         Purchase of common stock                                   0       10,000
                                                            ---------    ---------

  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             45,330      111,664
                                                            ---------    ---------

                  NET INCREASE (DECREASE) IN CASH              40,577      111,751

CASH AT BEGINNING OF YEAR                                      43,756       23,569

         CASH AT JUNE 30                                    $  84,333    $ 135,320
                                                            =========    =========

                            See accountant's report.

                              (Page 8 of 10 Pages)

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1)       General
         -------

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto as well as Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's latest annual report an Form 10-K filed for the year ended December 31, 1996.

2)       Inventory
         ---------

         Inventory for the company is stated at cost. All of the costs associated with the production of tile in the Mexican plant have been factored into the value of the cost of the goods sold and the ending inventory. Cost of goods sold also included freight from Mexico to the United States. Inventory as of June 30, 1997 was located at the plant in Durango, Mexico and at the showroom-warehouses in Tempe, Arizona, Anaheim, California and El Paso, Texas. Interest expense of the Mexican bank loans for June 30, 1997 has been added to the line of credit.


Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

General
-------

         Sales for the second quarter ending June 30, 1997 have increased 48% over the same period in 1996. Pre-tax earnings for the same period increased by 71%. This increase in pre-tax earnings of 71% is a graphic example of the economies of scale, which have been reported in the Company's 10-K. Increases in production volume, along with continuing market penetration, have given the Company additional product to sell and this increased production volume has reduced the cost of production per square foot as reported. This has allowed the Company to post record earnings reflecting a 71% increase in profits. Market response on all the company's products has continued to improve. The need for additional production volume is always present. The natural stone market is measured in billions of dollars annually and the Company will continue to expand its market share.

         The Company's new plant, dba Socieded Piedra Sierra S.A. de C.V., is operational and nearly complete. All machinery for Phase I has been received. Installation of the final machine, a 1600mm block cutter from Italy, will be complete by mid-August and immediately go on line. With this complete,t he Company will fully realize the installed capacity of the Phase I expansion, producing the 70% plus increase that was projected. Construction activities have caused some production delays and have slowed third quarter production volume. With his construction complete, the Company will focus full attention on operations (production, marketing, and sales) which should produce the projected increases. The percentage of increase will level off as Phase I comes to full production. By year end the full effect is expected to have been realized, of course adjusting for the seasonal market variables. At that time the Company will need to build additional plant capacity to continue substantial growth. Sociedad Piedra Sierra S.S. de C.V was funded almost entirely by earnings. Future growth will be funded by earnings, debt and equity financing.

Results of Operations
---------------------

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

                              (Page 9 of 10 Pages)

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


                           Part II - Other Information

Item 1.  Legal Proceedings.

         The Registrant filed a lawsuit against Mario Ruiz and Progressive Transfer Company on February 7, 1997. A Notice of Entry of Order Granting Preliminary Injunction was granted March 10, 1997. This case is being heard by the District Court, Clark County, Nevada, Case No. A369361 Dept. No. XVI Docket No. "V". The purpose is to recover the certificates of common stock of the Registrant, the certificates which Ruiz failed to return September 29, 1990. The transfer agent is also a party, as a formality, to prevent the inappropriate transfer of the certificates representing said common stock of the Registrant on its books.

         The Registrant hired an independent audit of the Company's bank debt, i.e. line of credit. The audit has raised many concerns regarding the amount owed to Banca Serfin S.A. An attorney has been engaged by the Registrant and legal action is expected. Management does not anticipate any increase in the Company's reported bank debt as a result of this dispute. Counsel has advised the Registrant that one to two years may be required to settle this matter.

Item 2.  Changes in Securities. None

Item 3.  Defaults Upon Senior Securities.   None

Item 4.  Submission of Matters to a vote of Security HoldersNone

Item 5.  Other Information None

Item 6.  Exhibits and Reports on Form 8-KNone

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Date: August 12, 1997               World Wide Stone Corporation
                                  (Registrant)


         BY: /s/ Franklin Cunningham
             ----------------------------------
                 Franklin Cunningham, President

                              (Page 10 of 10 Pages)