Form 10-Q
period 1997-09-30
WORLD WIDE STONE CORP
filed 1997-11-12
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997        Commission File Number 000-18389


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

                                   Yes__X___   No_____


        As of September 30, 1997, there were 35,222,618 shares of common stock outstanding.


                       Documents Incorporated by Reference
                                      None

                              (Page 1 of 10 Pages)

                  World Wide Stone Corporation and Subsidiaries
                               Index to Form 10-Q
                    For the Quarter Ended September 30, 1997

Part I.   Financial Information


Item 1.   Financial Statements

          CPA's Certification..................................................3

          Consolidated Balance Sheet
          September 30, 1997 and December 31, 1996.............................4

          Consolidated Statement of Operations (Income)
          Three months ended September 30, 1997 and 1996.......................6

          Consolidated Statement of Operations (Income)
          Nine months ended September 30, 1997 and 1996........................7

          Consolidated Statement of Cash Flows
          Nine months ended September 30, 1997 and 1996........................8

          Notes to Financial Statements........................................9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and  Results of Operation........................9


Part II.  Other Information

Item 1.   Legal Proceedings...................................................10

                              (Page 2 of 10 Pages)

                                Murray Peck P.C.
                          Certified Public Accountants
                          5110 North Central, Suite 320
                             Phoenix, Arizona 85012
                    Phone (602) 274-1960 - Fax (602) 274-1986


To the Board of Directors
World Wide Stone Corporation


We have compiled the accompanying Balance Sheets of World Wide Stone Corporation as of September 30, 1997 and December 31, 1996, and the related Statements of Income for the three month and nine months periods ended September 30, 1997 and September 30, 1996, and the related Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996, respectively, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements have been prepared on the accrual basis of accounting.


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

Date:  October 30, 1997                                 Murray Peck, P.C.
                                                  Certified Public Accountants



                                                  BY:   /s/Murray Peck/
                                                     ---------------------------
                                                     Murray Peck, CPA, President



                            See accountants' report.

                              (Page 3 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996


                                     ASSETS
                                                  Sept. 30, 1997   Dec. 31, 1996
                                                  --------------   -------------
Current assets
    Cash                                           $   107,085      $    43,756
    Accounts receivable                                173,385           27,561
    Inventory                                          639,590          590,335
    Rental Deposits                                      2,895            2,895
    Deposits on Equipment                                    0           65,680
                                                   -----------      -----------
Total current assets                                   922,955          730,227


Property and equipment
    Mexican land and building                        3,044,560        3,044,560
    Mex Marmoles Muguiro                               273,589          273,589
    Machinery & equipment - USA                        135,591           98,392
    Sociedad machinery and equipment                   706,602          458,789
        Accumulated depreciation                      (909,924)        (742,086)
                                                   -----------      -----------

               Net property and equipment            3,297,418        3,133,244

Other assets
    Prepaid expenses                                     8,200            8,136
    Prepaid IVA - Mexico                               218,735          108,981
    Investment - Green Quarry                        1,200,000        1,200,000
                                                   -----------      -----------

        Total other assets                           1,426,935        1,317,117
                                                   -----------      -----------

    Total assets                                   $ 5,647,308      $ 5,180,588
                                                   ===========      ===========


                            See accountants' report.

                              (Page 4 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                    September 31, 1997 and December 31, 1996



                             LIABILITIES AND EQUITY

                                                   Sept. 30, 1997  Dec. 31, 1996
                                                   --------------  -------------
Liabilities
    Current liabilities
        Accounts payable                             $    63,896    $    98,661
        Accrued pensions, taxes and fees payable          17,716         10,386
        Sales deposits                                    11,924         14,835
        Current portion long-term debt                    52,926         89,932
        Loans payable - short term                        28,240         43,449
                                                     -----------    -----------
           Total current liabilities                     174,702        257,263

    Long-term debt
        Loans payable - vehicles and equipment            48,427         35,953
    Long term debt - Mexico                              869,662        805,166
                                                     -----------    -----------

        Total long-term debt                             918,089        841,119
                                                     -----------    -----------

    Total liabilities                                  1,092,791      1,098,382
                                                     -----------    -----------

Equity
    Common stock                                          35,223         35,223
    Additional paid in capital                         7,889,017      7,889,017
    Retained earnings                                 (3,842,034)    (4,106,147)
    Current period earnings (loss)                       472,311        264,113
                                                     -----------    -----------

        Total equity                                   4,554,517      4,082,206
                                                     -----------    -----------

           Total liabilities and equity              $ 5,647,308    $ 5,180,588
                                                     ===========    ===========


                            See accountants' report.

                              (Page 5 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                 Three months ended September 30, 1997 and 1996


                                                 Sept. 30, 1997   Sept. 30, 1996
                                                 --------------   --------------
Income
    Sales                                          $  746,172         $  600,993
    Cost of sales                                     364,508            267,841
                                                   ----------         ----------
        Gross profit                                  381,664            333,152

Expenses
    Salaries and wages                                 36,937             20,618
    Salaries - officers                                28,400             18,000
    Casual labor                                            0                221
    Salaries - salesmen                                13,650             13,310
    Advertising                                        12,945              7,638
    Promotion                                           2,893                 19
    Auto expense                                        1,900                361
    Bank charges                                          703              2,032
    Commissions                                         2,718              9,255
    Consulting fees                                     8,898              9,514
    Data processing                                       105                  0
    Depreciation                                       55,946             58,000
    Dues and subscriptions                                981                645
    Insurance                                           5,939              6,389
    Legal and accounting                                5,668              4,705
    Licenses and permits                                    0              1,089
    Office expense                                     11,597             21,264
    Postage                                               843              1,255
    Rent                                                8,141              8,610
    Supplies                                            6,848             10,739
    Taxes - payroll                                     6,271              5,266
    Telephone                                           5,745              4,589
    Travel                                             14,978             12,769
    Utilities                                           1,087                693
    Other expense (income)                                  0                  8
    Interest expense                                    2,421                  0
                                                   ----------         ----------

        Total expenses                                235,614            216,989
                                                   ----------         ----------

Net income                                         $  146,050         $  116,163
                                                   ==========         ==========


                            See accountants' report.

                              (Page 6 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                  Nine months ended September 30, 1997 and 1996



                                                  Sept.30, 1997    Sept.30, 1996
                                                  -------------    -------------
Income
         Sales                                     $ 2,266,113      $ 1,500,360
         Cost of sales                               1,020,137          688,637
                                                   -----------      -----------
                  Gross profit                       1,245,976          811,723

Expenses
         Salaries and wages                             95,899           52,816
         Salaries - officers                            82,867           81,000
         Casual labor                                        0            3,868
         Salaries - salesmen                            40,950           31,060
         Advertising                                    51,318           11,708
         Promotion                                       5,753            2,036
         Auto expense                                    5,322            4,054
         Bank charges                                    2,379            3,378
         Commissions                                     7,647           11,321
         Consulting fees                                31,863           16,687
         Data processing                                 4,305              590
         Depreciation                                  167,838          154,000
         Dues and subscriptions                          3,881            5,088
         Insurance                                      13,680           11,902
         Legal and accounting                           54,402           25,475
         Licenses and permits                              217            1,509
         Office expense                                 31,485           61,295
         Postage                                         4,788            3,205
         Rent                                           26,764           27,437
         Supplies                                       12,928           19,255
         Taxes - payroll                                19,395           17,395
         Telephone                                      17,342            9,921
         Travel                                         34,958           25,240
         Utilities                                       2,337            1,793
         Other expense (income)                              0             (127)
         Interest expense                               55,347                0
                                                   -----------      -----------

                  Total expenses                       773,665          581,906
                                                   -----------      -----------

Net income                                         $   472,311      $   229,817
                                                   ===========      ===========


                            See accountant's report.

                              (Page 7 of 10 Pages)

                          WORLD WIDE STONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1997 and 1996

                                                   Sept. 30, 1997  Sept.30, 1996
                                                   --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                 $ 472,311    $ 229,817
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                       167,838      154,000
    (Increase) decrease in:
      Accounts receivable                              (145,824)    (184,050)
      Inventories                                       (49,255)    (119,071)
      Prepaid expenses - IVA                           (109,818)     (98,852)
      Deposits                                           65,680       (9,059)
    Increase (decrease) in:
      Accounts payable                                  (34,765)     183,668
      Accrued liabilities                                 4,419        7,855
                                                      ---------    ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES      370,586      164,308


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                (332,012)    (248,826)
                                                      ---------    ---------

         NET CASH (USED) BY INVESTING ACTIVITIES       (332,012)    (248,826)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    New borrowings:
      Long-term (net)                                    76,970      171,163
      Short-term (net)                                  (52,215)       4,939
         Purchase of common stock                             0       41,805
         Additional paid in capital                           0       10,000
                                                      ---------    ---------

  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       24,755      227,907
                                                      ---------    ---------

                  NET INCREASE (DECREASE) IN CASH        63,329      143,389

CASH AT BEGINNING OF YEAR                                43,756       23,569

         CASH AT SEPT. 30                             $ 107,085    $ 166,958
                                                      =========    =========


                            See accountant's report.

                              (Page 8 of 10 Pages)

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1)       General
         -------

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto as well as Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in the Company's latest annual report on Form 10-K filed for the year ended December 31, 1996.

2)       Inventory
         ---------

         Inventory for the company is stated at cost. All of the costs associated with the production of tile in the Mexican plant have been factored into the value of the cost of the goods sold and the ending inventory. Cost of goods sold also included freight from Mexico to the United States. Inventory as of September 30, 1997 was located at the plant in Durango, Mexico and at the showroom-warehouses in Tempe, Arizona, Anaheim, California and El Paso, Texas. Interest expense of the Mexican bank loans for September 30, 1997 has been added to the line of credit.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

General
-------

         Sales for the third quarter ending September 30, 1997, have increased 20% over the same period in 1996. Pre-tax earnings for the same period increased by 20%. Third quarter, 1996 was an exceptional quarter, yet a 20% increase was achieved in 1997. Net income for the nine months ending September 30, 1997 increased 46% over the same period in 1996.

Third quarter and fourth quarter 1997 production operations have been strained due to installation and construction activities in the middle of the production area of the new Sociedad Piedra Sierra plant, that slowed production and thus impacted potential sales. On October 31, an Italian technician finished the installation of the new block cutter. With this construction complete, the Company will focus on operations (quarrying, production, marketing and sales) which should produce the projected increases in sales and profitability.

Additionally, in the fourth quarter, the Company will move its Tempe, Arizona headquarters to new, much larger facilities. Tenant improvements on these facilities are being constructed by existing Company personnel at the Company's expense. It is believed that this move will help facilitate the growth of the Company, but may impact operations in the fourth quarter to some extent.

Market response on all the Company's products has continued to improve. The need for additional production volume is always present and additional expansion is imminent. A funding commitment is expected in the fourth quarter. The natural dimensional stone business is measured in billions of dollars anually and the Company will continue to expand its market share.

Results of Operations
---------------------

         The activities of the Company during the third quarter were focused on improving both quality and quantity of production at the Mexican facilities, improving training and work environment for all employees, penetration of the local Arizona market, quarry development and improvement, and coordination of all the contractors necessary to bring the new plant to installed capacity.

         Production volume continued to rise in the third quarter due to emphasis on improvement in training of management and employees, better utilization of space and equipment, continuous improvement in the manufacturing process, as well as quarry development and exploration. The showroom and warehouse operation
                              (Page 9 of 10 Pages)
in Tempe, Arizona, has contributed toward greater penetration of the Arizona market, which allowed an increase in the margin of profit.

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

Date:    November 11, 1997                  World Wide Stone Corporation
                                            (Registrant)


                                            BY:   /ss//Franklin Cunningham/
                                                  ------------------------------
                                                  Franklin Cunningham, President

                              (Page 10 of 10 Pages)