Form 10-K/A
period 1995-12-31
WORLD WIDE STONE CORP
filed 1998-11-19
CIK 841123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                          COMMISSION FILE NO. 000-18389

                          WORLD WIDE STONE CORPORATION
             (Exact Name of Registrant as specified in its Charter)

                  NEVADA                                33-0297934
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   5236 S. 40th St., Phoenix, Arizona                      85040
(Address of principle executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (602) 438-1001

           Securities registered pursuant to Section 12(g) of the Act:
                           $.001 Par Value Common;
                           $.001 Par Value Preferred.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

         The aggregate market value of Common Stock (voting stock) of Registrant held by non-affiliates at December 31, 1995, based upon the low bid price was approximately $10,952,277 within 60 days of December 31, 1995.

         The number of shares outstanding of the Registrant's Common Stock as of December 31, 1995, was 34,385,868.

                   Documents incorporated by reference: NONE.

                                     PART I

EXPLANATORY NOTE REGARDING RESTATEMENT OF FINANCIAL STATEMENTS

         In connection with the audit of its financial statements for the year ended December 31, 1997, World Wide Stone Corporation (the "Company") determined that the acquisition of certain quarry rights in December of 1995 had not been properly recorded in its financial statements for the year ended December 31, 1995. In that transaction, the Company issued two million shares of Common Stock valued at $1,200,000 to a director and officer of one of the Company's Mexican subsidiaries. The Company originally recorded the value of the shares issued in connection with this transaction as an asset (value of lease rights) in its financial statements for the year ended December 31, 1995. Under Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting For Leases, only payments related to a lease acquisition with independent third parties are eligible for capitalization. Accordingly, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. As a result, the Company has restated its financial statements for the year ended December 31, 1995 to reflect the proper application of SFAS No. 13. In addition, the Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify an understatement to "common stock" and "paid in capital" of $15,000.

         The Company hereby amends and restates certain Items of its Form 10-K for the year ended December 31, 1995, to reflect the restatement of its financial statements for the year ended December 31, 1995, as described above. The information contained in this Form 10-K/A reflects, where appropriate, changes required to conform to the restatement of the financial statements.

ITEM 2. PROPERTIES. The Company occupies 3,000 square feet of showroom and warehouse space for its corporate offices at 2150 W. University Drive, Tempe, Arizona 85281. Tenant improvement began in October 1994 and the company occupied the space in December. Prior to this move the company occupied approximately 1,500 square feet of space for its executive offices located at 9614 N. 23rd St., Phoenix, Arizona 85028, which premises had been provided without charge to date under a verbal agreement between the Company and its President.

         On March 18, 1991, the Company acquired four acres of land in Durango, Durango, Mexico; the land consists of about four acres of prime real estate in the city of Durango including a 20,000 square foot factory and warehouse, housing the Company's dimensional stone factory. The Company also has leasehold rights on four cantera stone quarries in the area of the factory and a lease on the primary quarry operation where marble-limestone and travertine are extracted. The marble limestone quarry was discovered by management through extensive prospecting efforts and a land lease was negotiated with the land owner with only a small earnest deposit, under very favorable terms and conditions for the company. On December 3, 1995, the Company acquired the rights to mine a very large deposit of homogenous green quartzite in the State of Chihuahua, Mexico by issuing 2,000,000 shares of common stock valued at $1,200,000 to a director and officer of one of the Company's subsidiaries. The Company has restated its financial statements for the year ended December 31, 1995 to expense the $1,200,000 value of the shares issued in connection with the acquisition of the quarry rights. See Note 7 to the Consolidated Financial Statements. In addition, during 1998 the Company determined that the costs that would be required to develop this quarry site and to process the stone extracted from this quarry site would be much higher than originally anticipated.
Accordingly, the Company has determined that it will not be economically feasible for the Company to attempt to develop this quarry site. As a result, in September of 1998, the Company and the officer of its subsidiary agreed to rescind the transaction. In connection with this rescission, the Company will return the quarry rights to the individual and the individual will return the two million shares of Common Stock to the Company for cancellation. See Item 13, "Certain Relationships and Related Transactions."

         The foregoing properties are free of liens and encumbrances at this time; except as reported above, the factory property has non-property related debts, and a line of credit in the amount of $850,000 which is secured by the land, building and equipment of the factory.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data (AUDITED) has been derived from the registrant's financial statements, which have been examined by Mark Shelley, Independent Certified Public Accountant, for all periods included herein and should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

For the Years Ended
December 31                    1995          1994          1993        1992         1991
                               ----          ----          ----        ----         ----
INCOME STATEMENT DATA:
Revenues:                   $ 1,077,479  $   642,877  $   155,022  $    49,861  $   345,109
Costs and Expenses:         $ 2,357,780  $   891,515  $   445,377  $    75,801  $   657,849
                            -----------  -----------  -----------  -----------  -----------
Net Profit or Loss          $(1,233,235) $  (264,400) $  (314,986)    (225,940)  (1,823,960)
                            -----------  -----------  -----------  -----------  -----------

Total shares outstanding:    34,385,868   30,325,868   34,382,886   33,382,886   15,581,056

BALANCE SHEET DATA:
Total Assets:               $ 3,550,440  $ 3,598,003  $ 3,439,715  $ 3,326,935  $ 3,488,583
Total Liabilities:          $   984,152  $ 1,030,980  $   609,417  $   324,151  $   266,859
                            -----------  -----------  -----------  -----------  -----------
Total Stockholders' Equity: $ 2,566,288  $ 2,567,023  $ 2,830,298  $ 3,002,784  $ 3,221,724
                            -----------  -----------  -----------  -----------  -----------

The company paid $249,326 in interest payments during 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In 1993, a commitment for debt financing was obtained from Banca Serfin S.A. The first funding was received in July 1993. These funds were used to begin rebuilding the machinery to produce limestone,travertine and marble, as well as prospecting for new quarry deposits. The Company was very fortunate to successfully acquire a lease in 1993 on the current source of marble block as a direct result of those efforts. Additionally, new equipment was ordered from Italy to increase production to profitable levels. Said machinery was received in August of 1994 and installed and on line in September 1994. With this new equipment the production volume approximately tripled without an appreciable increase in costs, with the notable exception of interest carry on the debt. (Interest rates in Mexico are high and the Company is paying more than $20,000 per month in debt service as of 1995 year end. As a result, the cost to produce a square foot of tile or slab is significantly reduced which will allow the Company to earn profits.) Although 1994 finished with losses of about $264,000 this is substantially improved over prior years. 1995 has been a year of growth and stabilization. The showroom and warehouse operation in Tempe, Arizona has made a respectable market penetration in Arizona, which has allowed the Company to increase its margin of profit. This is a trend that has increased each quarter of the year and is expected to continue through 1996. Additionally production volume and quality has progressed steadily throughout the year and this trend is also expected to continue through 1996. As of the date of this writing, production has increased 45% over fourth quarter 1995 levels.

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

                      COMPARISON OF YEARS 1993, 1994, 1995:

         Revenues for the Company for the years ended December 31, 1993, 1994, and 1995 were $155,022, $642,877, and $1,077,479 respectively. During 1993 bank financing was realized and the operation and Company direction that exists today was born. Machinery was refurbished and additional machinery was ordered from Italy. Quarry acquisition and development took place (see 1994 10-K) and production at low levels began.

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

         Total assets for the Corporation for the years ended December 31, 1993, 1994, and 1995 were $3,439,715, $3,598,003, and $3,550,440 respectively. Changes in total assets in 1993, 1994 and 1995 were primarily due to the purchase of equipment. As per Note 7 to the Consolidated Financial Statements, the Company has restated its financial statements for the year ended December 31, 1995 to expense $1,200,000 value of shares issued in connection with the acquisition of quarry rights originally capitalized.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial information required by this Item and included in the Report is set forth beginning on page F-1. This financial information reflects the restatement of the Company's financial statements for the year ended December 31, 1995 on this form 10-K/A. See Note 7 to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In December, 1995, the Company issued 2,000,000 shares of Common Stock valued at $1,200,000 to Jaime Muguiro, President and Operations Manager of Marmoles Muguiro, S.A. de C.V., a wholly owned subsidiary of the Company, in connection with the Company's acquisition of the lease rights to a green quartzite quarry in Chihuahua, Mexico. See Item 2, "Properties" and Note 7 to the Consolidated Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a,1) Financial Statements: The financial statements of World Wide Stone Corporation are filed in accordance with the provisions of this Item. They have been restated to reflect the changes and corrections discussed in Item 2 and Note 7 to the Consolidated Financial Statements. They are:
                                                                     Page Number
                                                                     -----------
1.  Report of  of Certified Public Accountant.                            F-1
2.  Balance Sheet, December 31, 1995 and 1994                             F-2
3.  Statement of Stockholders Equity, December 31, 1992,
     1993, 1994, and 1995                                                 F-3
4.  Statement of Operations, December 31, 1993, 1994, and 1995            F-4
5.  Statement of Cash Flows, December 31, 1993, 1994, 1995                F-5
6.  Notes to Financial Statements                                  F-6 to F-9

         (a,2) Financial Statement Schedules: The financial statement schedules required to be filed, if any, are included in the financial statements found in the response to Item 8.

         (a,3) Exhibits.

                  Exhibit
                  Number           Exhibit
                  -------          -------
                  27.1             Amended and Restated Financial Data Schedule

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

Dated: November 2, 1998               WORLD WIDE STONE CORPORATION

                                      /s/ Franklin Cunningham
                                      ----------------------------
                                      Franklin Cunningham
                                      Director, Chairman of the Board, President
                                      (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                      Date

/s/ Franklin Cunningham           Director, Chairman            November 2, 1998
------------------------          of the Board, President
By: Franklin Cunningham           (Principal Executive
                                  Officer)


/s/ Lee M. Cunningham             Director and                  November 2, 1998
------------------------          Vice President
By: Lee M. Cunningham

/s/ Spencer Cunningham            Director and                  November 2, 1998
------------------------          Executive Vice
By: Spencer Cunningham            President, Chief
                                  Financial Officer and
                                  Treasurer (Principal
                                  Financial Officer)


/s/ Michael D. Nafziner           Director and                  November 2, 1998
------------------------          Director of
By: Michael D. Nafziger           National Sales


/s/ Timothy H. Ligget             Chief Accounting              November 2, 1998
------------------------          Officer and Director
By: Timothy H. Ligget             (Principal Accounting
                                  Officer)


/s/ L. Ernest Whitesel            Director                      November 2, 1998
------------------------
By: L. Ernest Whitesel

                                MARK SHELLEY, CPA
                          110 South Mesa Drive, Suite 1
                               Mesa, Arizona 85210

                          INDEPENDENT AUDITOR'S REPORT

To World Wide Stone Corporation:

I have audited the accompanying consolidated balance sheets of World Wide Stone Corporation (a Nevada corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with generally accepted accounting standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for the internal costs associated with acquiring a lease right and has corrected an error for an understatement of common stock and paid in capital and has restated its 1995 financial statements accordingly.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Stone Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Mark Shelley
----------------
Mark Shelley, CPA

March 15, 1996 (except with respect
  to Note 7, which is dated
August 19, 1998)

                          WORLD WIDE STONE CORPORATION
                           Consolidated Balance Sheet
                        as of December 31, 1995 and 1994

                                     ASSETS


                                                        1995            1994
                                                    -----------     -----------
Cash                                                $    23,570     $    29,183
Accounts Receivable                                     109,116          57,161
Employee Loans                                                0          63,752
Inventory                                               296,495         194,845
                                                    -----------     -----------

         Total Current Assets                           429,181         344,941

Property, Plant and Equipment
  (net of depreciation)(Note 12)                      2,838,839       2,981,675
Trade Name and Company Files (net
  of amortization)                                      227,990         246,229
Deposits                                                  1,995           1,563
Prepaid Expenses                                         52,435          23,491
Organization Costs (net of amortization)                      0             104
                                                    -----------     -----------
        Total Assets                                  3,550,440       3,598,003
                                                    -----------     -----------

                                  LIABILITIES

Accounts Payable                                         38,485         133,385
Payroll Taxes Payable                                    22,627          82,351
Loans from Shareholders                                       0          25,782
Bank Loans                                                    0         163,187
Private Notes Payable                                    52,516          49,949
Current Portion of Long Term Debt                        30,182           5,932
                                                    -----------     -----------

      Total Current Liabilities                         143,810         460,586
                                                    -----------     -----------

Mexican Bank Loans                                      811,830         550,000
Phoenix Equipment Loans                                  28,512          20,394
                                                    -----------     -----------

      Total Liabilities                                 984,152       1,030,980
                                                    -----------     -----------

                              STOCKHOLDERS' EQUITY

Common Stock
  100,000,000 shares authorized, 34,385,868
  and 30,325,868 shares outstanding,
  $.001 par value                                        34,386          30,326

Paid in Capital                                       7,853,049       6,624,609

Retained Earnings (Loss)                             (5,321,147)     (4,087,912)
                                                    -----------     -----------

      Total Stockholders' Equity                      2,566,288       2,567,023
                                                    -----------     -----------
      Total Liabilities and Stockholders'
        Equity par value $.001                      $ 3,550,440     $ 3,598,003
                                                    ===========     ===========

The accompanying notes are an integral part of these statements

                          WORLD WIDE STONE CORPORATION
                        Statement of Stockholders' Equity
              for the years ended December 31, 1993, 1994 and 1995

                                        COMMON STOCK    PAID IN     STOCK     RETAINED
                                     SHARES    DOLLARS  CAPITAL   SUBSCRIBED   (LOSS)        TOTAL
                                     ------    -------  -------   ----------   ------        -----

Balance December 31, 1992         33,382,886   33,383  6,527,927   (50,000)  (3,508,526)    3,002,784

Conversion of Stock Subscription                         (47,500)   50,000                      2,500

Payment of Mexican Taxes Debt      1,000,000    1,000    139,000                              140,000

Retained Earnings (Loss)                                                       (314,986)     (314,986)
                                                                             ----------    ----------

Balance December 31, 1993         34,382,886   34,383  6,619,427         0   (3,823,512)    2,830,298
                                  ----------   ------  ---------   -------   ----------    ----------

Return of Common Stock            (3,609,637)  (3,610)     3,610

Return of Common Stock              (120,000)    (120)       120                                    0

Cancellation of Common Stock
 pertaining to 2 debentures
 which were written off in 1991   (1,452,381)  (1,452)     1,452                                    0

Purchase of consulting with
     Common Stock                  1,125,000    1,125                                           1,125

Retained Earnings (Loss)                                                       (264,400)     (264,400)
                                  ----------   ------  ---------   -------   ----------    ----------

Balance December 31, 1994         30,325,868   30,326  6,624,609             (4,087,912)    2,567,023
                                  ----------   ------  ---------   -------   ----------    ----------
Additional Shares to Mexican
  Managers                         1,800,000    1,800     (1,800)                                   0

Acquisition of Green Quarry        2,000,000    2,000  1,198,000                            1,200,000

Sales of Stock                       360,000      360     34,640                               35,000

Purchase/Retirement of shares       (100,000)    (100)    (2,400)                             (2,500)

Retained Earnings (Loss)                                                     (1,233,235)   (1,233,235)
                                  ----------   ------  ---------   -------   ----------    ----------

Balance December 31, 1995         34,385,868   34,386  7,853,049         0   (5,321,147)    2,566,288
                                  ----------   ------  ---------   -------   ----------    ----------

                          WORLD WIDE STONE CORPORATION

                             Statement of Operations

              for the years ended December 31, 1995, 1994 and 1993


                                         1995         1994          1993
                                         ----         ----          ----

Sales and Revenue                      1,077,479      642,877      155,022
                                      ----------   ----------   ----------
Costs of Goods Sold                     (764,358)    (755,362)    (253,636)
                                      ----------   ----------   ----------
Gross Profit                             313,121     (112,485)     (98,614)
                                      ----------   ----------   ----------
Costs and Expenses
 General and Administrative(Note 12)  (1,583,190)    (112,128)     (24,800)
 Professional and Management Fees              0            0      (67,457)
 Depreciation                            (10,128)      (5,631)     (90,158)
 Amortization                               (104)     (18,394)      (9,326)
                                      ----------   ----------   ----------
                                      (1,593,422)    (136,153)    (191,741)
                                      ----------   ----------   ----------
Net Income from Operations            (1,280,301)    (248,638)    (290,355)

Gain (Loss) on Currency Translation       48,305      100,304            0
Interest Income                            1,583        1,810          685
Interest Expense                          (2,772)    (117,826)     (25,266)
                                      ----------   ----------   ----------
                                          47,116      (15,712)     (24,581)
                                      ----------   ----------   ----------
Income (Loss) before Income Taxes     (1,233,185)    (264,350)    (314,936)

Provision for Income Taxes                   (50)         (50)         (50)
                                      ----------   ----------   ----------
Net Income (Loss)                     (1,233,235)    (264,400)    (314,986)
                                      ==========   ==========   ==========
Earnings (Loss) per share                  (0.04)       (0.01)       (0.01)
                                      ----------   ----------   ----------
Weighted Average Number of Common
shares Outstanding                    31,359,840   30,599,164   33,385,626
                                      ----------   ----------   ----------

The accompanying notes are an integral part of these statements.

                          WORLD WIDE STONE CORPORATION
                             Statement of Cash Flows
              for the years ended December 31, 1996, 1995, and 1994


                                         1995          1994          1993
                                         ----          ----          ----
Cash Provided by Operations
  Net Income (Loss)                  (1,233,235)     (264,400)     (314,986)

  Amortization                           18,343        18,394         9,326
  Depreciation                          196,019       186,528        90,158
  Change in Accounts Receivable         (51,955)      (97,786)      (14,805)
  Change in Inventory                  (101,650)     (154,594)      (40,251)
  Change in Payables                   (154,624)       28,716       (99,499)
  Prepaid Expenses                      (28,944)        6,784       (30,275)
  Deposits                                 (432)       (1,563)            0
  Changes in Employee Loans              63,752             0             0
                                     ----------    ----------    ----------

      Net Cash from Operations       (1,292,726)     (277,921)     (400,332)
                                     ----------    ----------    ----------
Cash Provided (Used) in Investing
  Purchase of Fixed Assets              (53,183)     (120,032)      (93,769)
  Acquisition of Green Quarry         1,200,000             0             0
  Stock Retirement                       (2,500)            0             0
                                     ----------    ----------    ----------
      Net Cash Provided (Used)
        in Investing                  1,144,317      (120,032)      (93,769)
                                     ----------    ----------    ----------
Cash from Financing Activities
  Bank Debt                             114,873       395,544       317,643
  Equipment Loans                        16,138        13,174        13,152
  Loan to Stockholder                   (25,782)      (20,820)       43,970
  Private Notes Payable                   2,567         4,949        10,000
  Issuance of Common Stock                  360         1,125       140,000
  Paid in Capital                        34,640             0         2,500
                                     ----------    ----------    ----------

      Cash provided by Financing        142,796       393,972       527,265
                                     ----------    ----------    ----------

Net Increase (Decrease) in Cash          (5,613)       (3,981)       33,164

Beginning Cash                           29,183        33,164             0
                                     ----------    ----------    ----------

Ending Cash                              23,570        29,183        33,164
                                     ==========    ==========    ==========

Significant Non-Cash Transactions, See Notes

The accompanying notes are an integral part of these statements.

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

PRINCIPALS OF CONSOLIDATION:

     The financial statements include all of the assets and liabilities of the U.S. company as well as those of the Mexican companies. The Mexican plant consists of three Mexican entities, namely: Marmoles Muguiro, S.A. (the operational factory) Sociedad Piedra Sierra, S.A. (Which holds the machinery and equipment), and a trust which holds the real estate.

     All material inter-company transactions, accounts and balances have been eliminated.

ACCOUNTS RECEIVABLE:

     Management considers all accounts receivable to be fully collectible; therefore no allowance for doubtful accounts has been provided.

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

INCOME TAXES:

     Provision is made for deferred income taxes where differences exist between the period in which transactions affect taxable income and the period in which they enter into the determination of income in the financial statements. As of December 31, 1995 the consolidated Company had a Net Operating Loss (NOL) carry forward for federal income tax purposes of approximately 2,700,000. The future value of the NOL is not reflected in the face of the financial statements.

EARNINGS PER SHARE:

     Earnings per share are computed by dividing net income by weighted average number of shares outstanding. There were no other items which were deemed to be common stock equivalents.

FOREIGN CURRENCY TRANSLATION

     The Company's wholly owned subsidiaries, maintain their books and records in Mexican pesos. Their functional currency however is U.S. dollars. Therefore these subsidiaries utilize the re-measurement method of foreign currency translation when consolidated.

     The re-measurement method of foreign currency translation converts all monetary assets and liabilities from pesos to U.S. dollars at the current rate of exchange at the balance sheet date. All non-monetary assets and liabilities are converted at the historical rates that were present when the particular transaction took place. Revenue and expenses from the statements of operations are converted from pesos to U.S. dollars at a weighted average conversion rate. Depreciation, amortization, and similar historical cost based expenses use a historical based rate. Any translation gain or loss is reported on the Company's consolidated statement of operations.

2. RELATED PARTY TRANSACTIONS

     The Company has a private demand note to a brother of the chairman for $14,949.

3. MEXICAN BANK DEBT

     In May 1993, the Company obtained loans of $250,000 from Banca Serfin, (a Mexican Bank) to develop the stone plant. Security for this loan was the equipment. During May and June of 1993 the machinery at the plant was upgraded and reconditioned. In July 1993, production at the factory began. By the end of 1993 the loans had been increased to $317,643 plus accrued interest of $5,543. In 1993 this total is actually five notes from the bank. During 1994 additional funds were advanced from Banca Serfin. Also $550,000 was converted into a lower interest loan guaranteed by Bancomex. The Bancomex loan is in dollars instead of pesos. During 1995 the Company endeavored to convert the loans to a lower interest rate and was successful. Security for these loans is all of the assets located in Mexico.

1994

     All the 1994 loans are with Banca Serfin except the Bancomex $550,000 loan, which is processed through Banca Serfin. All loans except the Bancomex loan are in pesos. The Bancomex loan is in U.S. dollars. All loans are secured by the assets of the Mexican companies.

4. PROPERTY, PLANT AND EQUIPMENT

     Below is a summary of the fixed assets of the Company. All assets are amortized over their useful lives on a straight line basis. The depreciation attributed to Mexico (1995 $185,891) is included in the Costs of Goods Sold section of the Statement of Operations. The depreciation attributed to Phoenix is shown separately on the Statement of Operations. As per Note 7 to the Consolidated Financial Statements, the Company has restated its financial statements for the year ended December 31, 1995 to expense $1,200,000 value of shares issued in connection with the acquisition of quarry rights originally capitalized. These changes are restated below.
                                                            1995         1994
                                                            ----         ----
    Office Equipment Mexico                                2,239        1,107
    Rolling Stock Phoenix (5 years)                       33,562       33,562
    Rolling Stock Mexico (5 years)                       156,813      156,813
    Real Estate and Specialty Systems
     Mexico (40, 10 years)                             1,752,061    1,751,250
    Machinery and Equipment Mexico (12 years)          1,330,125    1,304,957
    Machinery and  Equipment Phoenix (5-12 years)         36,744       10,672
                                                       ---------    ---------
    Gross Property, Plant and Equipment                3,311,544    3,258,361
    Accumulated Depreciation                            (472,705)    (276,686)
                                                       ---------    ---------
    Net Property, Plant and Equipment                  2,838,839    2,981,675
                                                       =========    =========

5. GENERAL AND ADMINISTRATIVE
                                                 1995            1994
                                                 ----            ----
    Salaries and Wages                          152,669         10,277
    Advertising and Promotion                    15,069         10,767
    Commissions and Consulting                   76,370          2,637
    Legal and Accounting                         31,536          7,750
    Rent                                         20,711          2,812
    Payroll Taxes and Fees                       11,317          1,156
    Travel                                       13,388         28,821
    Acquisition of Green Quarry               1,200,000              0
    Other Expenses                               62,130         47,908
                                              ---------        -------
    Total General and Administrative          1,583,190        112,128
                                              =========        =======
6. LEASES AND ROYALTY

     The Company has a three year lease for its showroom/warehouse in Tempe, Arizona, beginning in 1994.

Year                            1996      1997    1998    1999   2000
                                ----      ----    ----    ----   ----
Rent                           18,632    17,743    0        0      0

     The Company pays a royalty on its leased quarry of 90 pesos per cubic meter. This is approximately $16.90 at year end. These payments go into Cost of Goods Sold.

7. MINING RIGHTS/OTHER ITEMS

     On December 3, 1995 the Company acquired the rights to mine a quarry of special green quartzite in the state of Chihuahua, Mexico. This purchase was originally recorded at a cost of $1,200,000 paid with 2,000,000 shares of common stock to obtain the rights form a director of the Company's Mexican subsidiary, Marmoles Muguiro S.A. de C.V. The Company originally recorded the value of the shares issued in connection with this transaction as an asset included in Property, Plant and Equipment in the financial statements previously filed as part of the Form 10-K for the year ended December 31, 1995. Under SFAS No. 13, ACCOUNTING FOR LEASES, only payments related to a lease acquisition with independent third parties are eligible for capitalization. Therefore, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. Accordingly, the 1995 financial statements have been adjusted to reflect the proper application of SFAS No. 13. In addition, the Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify to Common Stock and Paid in Capital $15,000 that had been recorded as sales in 1995.

     The company hereby amends and restates its Form 10-K for the year ended December 31, 1995 to reflect the restatement of its financial statements for the year ended December 31, 1995 as described above. The information contained in this form 10-K/A reflects, where appropriate, changes required to conform to the restatement of the financial statements. (See Note 12)

8. PROVISION FOR INCOME TAXES

     Provision is made for deferred income taxes where differences exist between the period in which transactions affect taxable income and the period in which they enter into the determination of income in the financial statements. As of December 31, 1995 the consolidated Company had a total Net Operating Loss (NOL) carry forward for federal income tax purposes of approximately $2,700,000. The future value of the NOL is not reflected in the face of the financial statements.

                                                 1995      1994      1993
                                                 ----      ----      ----
Change in Deferred Tax Benefit and
  Valuation Adjustment                             0         0         0
Net Deferred Tax Benefit                           0         0         0
Current Taxes Payable                             50        50        50
                                                  --        --        --
Provision for Income Taxes                        50        50        50
                                                  ==        ==        ==

9. INTEREST EXPENSE
                                                              1995
                                                              ----
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

11. NON CASH TRANSACTIONS

     1995
     Acquisition of rights to Green Quarry for 2,000,000 shares of stock. Final payment of 1,800,000 shares for investment of $140,000 in 1993.

     1994
     Purchase of consulting with 1,125,000 shares of common stock.
     Return and cancellation of 1,452,381 shares of common stock previously written off.

12. RESTATED FINANCIAL DATA

     Subsequent to the issuance of the financial statements for the year ended December 31, 1995, the Company determined that the acquisition of certain quarry rights in December of 1995 had not been properly recorded in its financial statements for the year ended December 31, 1995. In that transaction, the Company issued 2,000,000 shares of common stock to a director and officer of one of the Company's Mexican subsidiaries. The Company originally recorded the value of the shares issued in connection with this transaction as an asset in its financial statements for the year ended December 31, 1995. Under SFAS No. 13, ACCOUNTING FOR LEASES, only payments to independent third parties for the acquisition of a lease may be capitalized. Accordingly, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. As a result, the 1995 financial statements have been adjusted to reflect the proper application of SFAS No. 13. In addition, the Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify to Common Stock and Paid in Capital $15,000 that had been recorded as sales in 1995. As a result of the foregoing, the accompanying financial statements for the year ended December 31, 1995 have been restated as follows:

                                                 DECEMBER 31, 1995
                                                 -----------------
                                                 AS PREVIOUSLY
BALANCE SHEET                                      REPORTED          AS RESTATED
-------------                                    -------------       -----------
Property, Plant and  Equipment-Net               $ 4,038,839        $ 2,838,839
Total Assets                                       4,750,440          3,550,440
Accumulated Deficit                               (4,106,147)        (5,321,147)
Stockholders' Equity                               3,766,288          2,566,288
Total Liabilities and Stockholders' Equity         4,750,440          3,550,440
INCOME STATEMENT
----------------
General and Administrative Expenses              $   383,190        $ 1,583,190
Income(Loss) from Operations                         (65,301)        (1,280,301)
Income(Loss) before Income Taxes                     (18,185)        (1,233,185)
Net Income(Loss)                                     (18,235)        (1,233,235)