Form 10-Q/A
period 1996-03-31
WORLD WIDE STONE CORP
filed 1998-11-19
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996            Commission File Number 000-18389

                          WORLD WIDE STONE CORPORATION
             (Exact Name of Registrant as specified in its Charter)


           NEVADA                                               33-0297934
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


  5236 S. 40th Street, Phoenix, AZ                                 85040
(Address of Principal Executive Offices)                         (Zip Code)


                                  602-438-1001
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

         As of March 31, 1996, there were 34,395,868 shares of common stock outstanding.

        EXPLANATORY NOTE REGARDING RESTATEMENT OF FINANCIAL STATEMENTS:

         In connection with the audit of its financial statements for the year ended December 31, 1997, World Wide Stone Corporation(the "Company") determined that the acquisition of certain quarry rights in December of 1995 had not been properly recorded in its financial statements for the year ended December 31, 1995. In that transaction, the Company issued two million shares of Common Stock valued at $1,200,000 to a director and officer of one of the Company's Mexican subsidiaries. The Company originally recorded the value of the shares issued in connection with this transaction as an asset in its financial statements for the year ended December 31, 1995. Under Statement of Financial Accounting Standards ("SFAS") No. 13, ACCOUNTING FOR LEASES, only payments related to a lease acquisition with independent third parties are eligible for capitalization. Accordingly, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. As a result, the Company has restated its financial statements for the year ended December 31, 1995 to reflect the proper application of SFAS No. 13. In addition, The Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify an understatement to common stock and "paid in capital" of $15,000.`Accordingly, adjustments have been made to retained earnings, common stock, paid in capital and other assets at January 1, 1996 to correct these items.

         The Company hereby amends and restates certain Items of its Form 10-Q for the quarter ended March 31, 1996, to reflect the restatement of its financial statements for the year ended December 31, 1995 as described above. The information contained in this Form 10-Q/A reflects , where appropriate, changes required to conform to the restatement of the financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                              Index to Form 10-Q/A
                      For the Quarter Ended March 31, 1996

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet
         March 31, 1996 and December 31, 1995 ................................4

         Consolidated Statement of Operations (Income)
         Three months ended March 31, 1996 and 1995 ..........................6

         Consolidated Statement of Cash Flows
         Three months ended March 31, 1996 and 1995 ..........................7

         Notes to Financial Statements........................................8


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports..................................................8

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                (Unaudited)          (Restated)
                                               MARCH 31, 1996      DEC. 31, 1995
                                               --------------      -------------
Current assets
 Cash                                           $    68,393         $    23,569
 Accounts receivable                                183,758             109,116
 Loans receivable - Intercompany                     28,128                   0
 Inventory                                          309,737             296,495
 Loans to employees                                     205                   0
                                                -----------         -----------

      Total current assets                          590,221             429,180

 Property, plant, and equipment - Mexico          3,044,560           3,044,560
 Mex Marmoles Muguiro                               273,589             273,589
 Machinery & equipment                              269,045             266,984
 Accumulated depreciation                          (566,304)           (518,304)
                                                -----------         -----------

      Net property and equipment                  3,020,890           3,066,829

Other assets
 Prepaid rent                                         1,995               1,995
 Prepaid IVA - Mexico                                61,459              52,435
                                                -----------         -----------

      Total other assets                             63,454              54,430
                                                -----------         -----------

 Total assets                                   $ 3,674,565         $ 3,550,439
                                                ===========         ===========

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                             LIABILITIES AND EQUITY

                                               (Unaudited)           (Restated)
                                              MARCH 31, 1996       DEC. 31, 1995
                                              --------------       -------------
Liabilities
 Accounts payable                              $    43,564          $    33,094
 Accrued pension                                     4,969                4,969
 Payroll taxes                                       5,057                  422
 Accrued payroll taxes                              24,498               22,627
 Accrued interest                                   16,452               16,230
 Other accrued taxes                                 3,113                    0
 Sales deposits                                     14,870                    0
 Due to Felipe                                       2,567                2,567
 Loan payable - G&C Partners                        33,000               35,000
 Due to M. Cunningham                               14,949               14,949
 Loan payable - truck                                6,744                7,610
 Loan payable - vehicle                             12,336               13,003
 Loan payable - forklift                            15,162               16,456
 Long term debt - Mexico                           860,500              817,224
                                               -----------          -----------
      Total liabilities                          1,057,781              984,151
                                               -----------          -----------
Equity
 Common stock                                       34,386               34,386
 Additional paid in capital                      7,853,049            7,853,049
 Retained earnings                              (5,321,147)          (4,087,912)
 Current period earnings (loss)                     50,496           (1,233,235)
                                               -----------          -----------

      Total equity                               2,616,784            2,566,288
                                               -----------          -----------

        Total liabilities and equity           $ 3,674,565          $ 3,550,439
                                               ===========          ===========

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                              MARCH 31, 1996      MARCH 31, 1995
                                              --------------      --------------
Income
 Sales                                           $450,509            $ 241,273
 Cost of sales                                    225,618              128,743
                                                 --------            ---------
      Gross profit                                224,891              112,530

Expenses
 Salaries and wages                                15,950                  982
 Salaries - officers                               27,000               27,000
 Casual labor                                       3,622                    0
 Salaries - salesmen                                7,150                    0
 Advertising                                        2,607                1,962
 Promotion                                            650                    0
 Auto expense                                         898                2,490
 Bank charges                                         644                   92
 Commissions                                        1,216                    0
 Consulting fees                                    1,606                    0
 Data processing                                      593                    0
 Depreciation                                      48,000               46,632
 Dues and subscriptions                             2,094                  505
 Insurance                                          2,133                2,993
 Legal and accounting                              17,774                3,983
 Licenses and permits                                 420                  110
 Office expense                                    14,264               14,311
 Postage                                              715                  854
 Rent                                               8,717                5,003
 Supplies                                           5,215                  981
 Taxes - payroll                                    5,521                7,245
 Telephone                                          3,479                2,159
 Travel                                             3,337                5,707
 Utilities                                            703                  569
 Interest expense                                      87                    0
                                                 --------            ---------

      Total expenses                              174,395              123,578
                                                 --------            ---------

Net income (loss)                                $ 50,496            $ (11,048)
                                                 ========            =========

                          WORLD WIDE STONE CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                             MARCH 31 1996     MARCH 31, 1995
                                             -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $ 50,496          $ (11,048)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                  48,000             46,632
  (Increase) decrease in:
    Loans to employees                             (205)            (3,590)
    Accounts receivable                         (74,642)           (31,467)
    Inventories                                 (13,242)           108,247
    Prepaid expenses - IVA                       (9,024)            17,941
    Intercompany receivable - Mexico            (28,128)                 0
    Deposits                                          0             (1,563)
    Investments - Mexico                              0             48,495
  Increase (decrease) in:
    Accounts payable                             10,470            (64,293)
    Accrued liabilities                          24,711            (14,441)
                                               --------          ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES       8,436             94,913

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment            (2,061)                 0
                                               --------          ---------
  NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                                   (2,061)                 0
                                               --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  New borrowings:
    Long-term (net)                              43,276              3,667
    Short-term (net)                             (4,827)            17,447
  Stockholder loans                                   0            (25,782)
                                               --------          ---------
  NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES                                   38,449             (4,668)
                                               --------          ---------

  NET INCREASE IN CASH                           44,824             90,245

CASH AT BEGINNING OF YEAR                        23,569             29,183

  CASH AT MARCH 31                             $ 68,393          $ 119,428
                                               ========          =========

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


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS

         (a) Exhibit 27.1: Amended and Restated Financial Data Schedule

         (b) Reports on Form 8-K: Not Applicable

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Date: November 2, 1998              World Wide Stone Corporation
                                    (Registrant)

                                    BY: /s/  Franklin Cunningham
                                       --------------------------------
                                        Franklin Cunningham, President


                                Page 8 of 8 Pages