Form 10-Q/A
period 1996-06-30
WORLD WIDE STONE CORP
filed 1998-11-19
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 1996             Commission File Number 000-18389

                          WORLD WIDE STONE CORPORATION
             (Exact Name of Registrant as specified in its Charter)

            NEVADA                                             33-0297934
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


   5236 S. 40th Street , Phoenix, AZ                           85040
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

         In connection with the audit of its financial statements for the year ended December 31, 1997 World Wide Stone Corporation (the "Company") determined that the acquisition of certain quarry rights in December of 1995 had not been properly recorded in its financial statements for the year ended December 31, 1995. In that transaction, the Company issued two million shares of Common Stock valued at $1,200,000 to a director and officer of one of the Company's Mexican subsidiaries. The Company originally recorded the value of its shares issued in connection with this transaction as an asset in its financial statements for the year ended December 31, 1995. Under Statement of Financial Accounting Standards ("SFAS") No. 13, ACCOUNTING FOR LEASES, only payments related to a lease acquisition with independent third parties are eligible for capitalization. Accordingly, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. As a result, the Company has restated its financial statements for the year ended December 31, 1995 to reflect the proper application of SFAS No. 13. In addition, the Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify an understatement to common stock and "paid in capital" of $15,000. Accordingly, adjustments have been made to retained earnings, common stock, paid in capital and other assets at January 1, 1996 to correct these items.

         The Company hereby amends and restates certain Items of its Form 10-Q for the quarter ended June 30, 1996, to reflect the restatement of its financial statements for the year ended December 31, 1995 as described above. The information contained in this Form 10-Q/A reflects, where appropriate, changes required to conform to the restatement of the financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                              Index to Form 10-Q/A
                       For the Quarter Ended June 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet
        June 30, 1996 and December 31, 1995.................................4

        Consolidated Statement of Operations (Income)
        Three months ended June 30, 1996 and 1995 ..........................6

        Consolidated Statement of Operations (Income)
        Six months ended June 30, 1996 and 1995 ............................7

        Consolidated Statement of Cash Flows
        Six months ended June 30, 1996 and 1995 ............................8


        Notes to Financial Statements.......................................9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports ..............................................9

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                   (Unaudited)       (Restated)
                                                  JUNE 30, 1996    DEC. 31, 1995
                                                  -------------    -------------
Current assets
  Cash                                              $  135,320       $   23,569
  Accounts receivable                                  115,789          109,116
  Loans receivable - Intercompany                       89,201                0
  Inventory                                            398,118          296,495
  Loans to employees                                       205                0
                                                    ----------       ----------

      Total current assets                             738,633          429,180


  Property, plant, and equipment - Mexico            3,044,560        3,044,560
  Mex Marmoles Muguiro - Trade Name\Company Files      273,589          273,589
  Machinery & equipment                                376,131          266,984
  Accumulated depreciation                            (614,304)        (518,304)
                                                    ----------       ----------

      Net property and equipment                     3,079,976        3,066,829

Other assets
  Prepaid rent                                           1,995            1,995
  Prepaid IVA - Mexico                                 105,152           52,435
                                                    ----------       ----------

      Total other assets                               107,147           54,430
                                                    ----------       ----------

  Total assets                                      $3,925,756       $3,550,439
                                                    ==========       ==========

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                             LIABILITIES AND EQUITY

                                                (Unaudited)          (Restated)
                                               JUNE 30, 1996       DEC. 31, 1995
                                               -------------       -------------
Liabilities
 Accounts payable                              $   163,904          $    33,094
 Accrued pension                                     4,969                4,969
 Payroll taxes                                      12,707                  422
 Accrued payroll taxes                              24,860               22,627
 Accrued interest                                   16,494               16,230
 Other accrued taxes                                 4,407                    0
 Shareholder loan                                    1,828                    0
 Due to Felipe                                       2,567                2,567
 Loan payable - G&C Partners                        30,500               35,000
 Due to M. Cunningham                               14,949               14,949
 Loan payable - truck                                6,744                7,610
 Loan payable - vehicle                             12,336               13,003
 Loan payable - forklift                            15,162               16,456
 Long term debt - Mexico                           924,387              817,224
                                               -----------          -----------

      Total liabilities                          1,235,814              984,151
                                               -----------          -----------
Equity
 Common stock                                       44,386               34,386
 Additional paid in capital                      7,853,049            7,853,049
 Retained earnings                              (5,321,147)          (4,087,912)
 Current period earnings (loss)                    113,654           (1,233,235)
                                               -----------          -----------

      Total equity                               2,689,942            2,566,288
                                               -----------          -----------

        Total liabilities and equity           $ 3,925,756          $ 3,550,439
                                               ===========          ===========

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                              JUNE 30, 1996        JUNE 30, 1995
                                              -------------        -------------
Income
 Sales                                          $ 448,859            $ 228,851
 Cost of sales                                    195,180              113,985
                                                ---------            ---------
      Gross profit                                253,679              114,866

Expenses
 Salaries and wages                                16,247               24,123
 Salaries - officers                               36,000                    0
 Casual labor                                          25                    0
 Salaries - salesmen                               10,600                    0
 Advertising                                        1,464                5,085
 Promotion                                          1,367                    0
 Auto expense                                       2,795                1,245
 Bank charges                                         702                  353
 Commissions                                          850                    0
 Consulting fees                                    5,567                    0
 Data processing                                       (3)                   0
 Depreciation                                      48,000               46,632
 Dues and subscriptions                             2,350                  652
 Insurance                                          3,381                1,380
 Legal and accounting                               2,996                3,862
 Licenses and permits                                   0                  362
 Office expense                                    26,967                4,040
 Postage                                            1,236                  777
 Rent                                               8,900                3,311
 Supplies                                           3,301                    0
 Taxes - payroll                                    6,608                6,515
 Telephone                                          1,853                3,083
 Travel                                             9,134                4,527
 Utilities                                            397                  521
 Other (income)                                      (222)              (3,242)
                                                ---------            ---------

     Total expenses                               190,521              103,226
                                                ---------            ---------

Net income                                      $  63,158            $  11,640
                                                =========            =========

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                              JUNE 30, 1996        JUNE 30, 1995
                                              -------------        -------------
Income
 Sales                                          $ 899,367             $ 470,710
 Cost of sales                                    420,796               242,728
                                                ---------             ---------
      Gross profit                                478,571               227,982

Expenses
 Salaries and wages                                32,198                52,105
 Salaries - officers                               63,000                     0
 Casual labor                                       3,647                     0
 Salaries - salesmen                               17,750                     0
 Advertising                                        4,070                 7,047
 Promotion                                          2,017                     0
 Auto expense                                       3,693                 3,735
 Bank charges                                       1,346                   445
 Commissions                                        2,066                     0
 Consulting fees                                    7,173                     0
 Data processing                                      590                     0
 Depreciation                                      96,000                93,264
 Dues and subscriptions                             4,443                 1,157
 Insurance                                          5,513                 4,373
 Legal and accounting                              20,770                 7,845
 Licenses and permits                                 420                   472
 Office expense                                    40,031                19,238
 Postage                                            1,950                 1,631
 Rent                                              18,827                 8,314
 Supplies                                           8,516                   828
 Taxes - payroll                                   12,129                13,760
 Telephone                                          5,332                 5,242
 Travel                                            12,471                10,234
 Utilities                                          1,100                 1,090
 Other expense (income)                              (135)               (3,390)
                                                ---------             ---------

      Total expenses                              364,917               227,390
                                                ---------             ---------

Net income                                      $ 113,654             $     592
                                                =========             =========

                          WORLD WIDE STONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


                                                   JUNE 30, 1996   JUNE 30, 1995
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 113,654       $     592
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    96,000          93,264
      (Increase) decrease in:
        Loans to employees                               (205)              0
        Accounts receivable                            (6,673)        (33,000)
        Inventories                                  (101,623)         52,130
        Prepaid expenses - IVA                        (52,717)         (2,497)
        Intercompany receivable - Mexico              (89,201)              0
        Deposits                                            0          (1,563)
        Investments - Mexico                                0          11,985
        Increase (decrease) in:
        Accounts payable                              130,810          87,100
        Accrued liabilities                            19,189         (71,247)
                                                    ---------       ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES           109,234         136,764

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                (109,147)              0
                                                    ---------       ---------

  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES   (109,147)              0
                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  New borrowing:
  Long-term (net)                                     107,163          27,351
  Short-term (net)                                     (7,327)         15,074
  Stockholder loans                                     1,828         (38,003)
  Purchase of common stock                             10,000               0
                                                    ---------       ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES           111,664           4,422
                                                    ---------       ---------

      NET INCREASE IN CASH                            111,751         141,186

CASH AT BEGINNING OF YEAR                              23,569          29,183

  CASH AT JUNE 30                                   $ 135,320       $ 170,369
                                                    =========       =========

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
                                      (Registrant)


                                      BY:/s/ Franklin Cunningham
                                        -------------------------------
                                         Franklin Cunningham, President