Form 10-Q/A
period 1996-09-30
WORLD WIDE STONE CORP
filed 1998-11-19
CIK 841123

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

         The Company hereby amends and restates certain items of its Form 10-Q for the quarter ended September 30, 1996, to reflect the restatement of its financial statements for the year ended December 31, 1995 as described above. The information contained in this Form 10-Q/A reflects, where appropriate, changes required to conform to the restatement of the financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                              Index to Form 10-Q/A
                    For the Quarter Ended September 30, 1996



PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheet
         September 30, 1996 and December 31, 1995..............................4

         Consolidated Statement of Operations (Income)
         Three months ended September 30, 1996 and 1995........................6

         Consolidated Statement of Operations (Income)
         Nine months ended September 30, 1996 and 1995.........................7

         Consolidated Statement of Cash Flows
         Nine months ended September 30, 1996 and 1995 ........................8

         Notes to Financial Statements ....................................... 9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports ................................................ 9

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                    (Unaudited)      (Restated)
                                                  SEPT. 30, 1996   DEC. 31, 1995
                                                  --------------   -------------
Current assets
  Cash                                              $  166,958          23,569
  Accounts receivable                                  192,859         109,116
  Loans receivable - Intercompany                       99,597               0
  Inventory                                            415,566         296,495
  Loans to employees                                       710               0
                                                    ----------      ----------

      Total current assets                             875,690         429,180

  Property, plant, and equipment - Mexico            3,044,560       3,044,560
  Mex Marmoles Muguiro - Trade Name\Company Files      273,589         273,589
  Machinery & equipment                                515,810         266,984
  Accumulated depreciation                            (672,304)       (518,304)
                                                    ----------      ----------

      Net property and equipment                     3,161,655       3,066,829

Other assets
  Prepaid rent                                          11,054           1,995
  Prepaid IVA - Mexico                                 151,287          52,435
                                                    ----------      ----------

      Total other assets                               162,341          54,430
                                                    ----------      ----------

Total assets                                        $4,199,686      $3,550,439
                                                    ==========      ==========

                          WORLD WIDE STONE CORPORATION
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                             LIABILITIES AND EQUITY


                                                (Unaudited)         (Restated)
                                               SEPT. 30, 1996      DEC. 31, 1995
                                               --------------      -------------
Liabilities
 Accounts payable                              $   216,762          $    33,094
 Accrued pension                                     4,969                4,969
 Payroll taxes                                       6,008                  422
 Accrued payroll taxes                              15,299               22,627
 Accrued interest                                   16,569               16,230
 Other accrued taxes                                 9,258                    0
 Due to Felipe                                       2,567                2,567
 Loan payable - G&C Partners                        30,000               35,000
 Due to M. Cunningham                                9,949               14,949
 Loan payable - truck                                5,011                7,610
 Loan payable - vehicle                             10,333               13,003
 Loan payable - forklifts                           36,664               16,456
 Long term debt - Mexico                           988,387              817,224
                                               -----------          -----------

      Total  liabilities                         1,351,776              984,151
                                               -----------          -----------
Equity
 Common stock                                       76,191               34,386
 Additional paid in capital                      7,863,049            7,853,049
 Retained earnings                              (5,321,147)          (4,087,912)
 Current period earnings (loss)                    229,817           (1,233,235)
                                               -----------          -----------

      Total equity                               2,847,910            2,566,288
                                               -----------          -----------

        Total liabilities and equity           $ 4,199,686          $ 3,550,439
                                               ===========          ===========

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                               SEPT. 30, 1996     SEPT. 30, 1995
                                               --------------     --------------
Income
 Sales                                            $600,993           $ 231,015
 Cost of sales                                     267,841             130,737
                                                  --------           ---------
      Gross profit                                 333,152             100,278

Expenses
 Salaries and wages                                 20,618              30,703
 Salaries - officers                                18,000                   0
 Casual labor                                          221                   0
 Salaries - salesmen                                13,310                   0
 Advertising                                         7,638               8,022
 Promotion                                              19                   0
 Auto expense                                          361               2,310
 Bank charge                                         2,032                 189
 Commission                                          9,255                   0
 Consulting fees                                     9,514                   0
 Data processin                                          0                   0
 Depreciation                                       58,000              46,632
 Dues and subscriptions                                645                 103
 Insurance                                           6,389               1,725
 Legal and accounting                                4,705               4,124
 Licenses and permits                                1,089                 205
 Office expense                                     21,264              11,094
 Postage                                             1,255               1,462
 Rent                                                8,610               4,679
 Supplie                                            10,739              10,139
 Taxes - payroll                                     5,266               3,109
 Telephone                                           4,589               2,808
 Travel                                             12,769               7,249
 Utilities                                             693                 590
 Other expense                                           8                   0
                                                  --------           ---------

      Total expenses                               216,989             135,143
                                                  --------           ---------

Net income (loss)                                 $116,163           $ (34,865)
                                                  ========           =========

                          WORLD WIDE STONE CORPORATION
                              STATEMENTS OF INCOME
                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)


                                             SEPT. 30, 1996       SEPT. 30, 1995
                                             --------------       --------------
Income
 Sales                                        $1,500,360             $687,784
 Cost of sales                                   688,637              373,465
                                              ----------             --------

      Gross Profit                               811,723              314,319
                                              ----------             --------
Expenses
 Salaries and wages                               52,816               82,808
 Salaries - officers                              81,000                    0
 Casual labor                                      3,868                    0
 Salaries - salesmen                              31,060                    0
 Advertisin                                       11,708               15,069
 Promotion                                         2,036                    0
 Auto Expens                                       4,054                6,045
 Bank Charge                                       3,378                  634
 Commissions                                      11,321                    0
 Consulting Fees                                  16,687                    0
 Data Processing                                     590                    0
 Depreciation                                    154,000              139,896
 Dues and subscriptions                            5,088                1,260
 Insurance                                        11,902                6,098
 Legal and accounting                             25,475               11,969
 Licenses and permits                              1,509                  677
 Office expense                                   61,295               26,024
 Postage                                           3,205                3,093
 Rent                                             27,437               12,993
 Supplies                                         19,255               11,102
 Taxes - payroll                                  17,395               17,652
 Telephone                                         9,921                8,050
 Travel                                           25,240               17,483
 Utilities                                         1,793                1,680
 Other expense (income)                             (127)             (13,941)
                                              ----------             --------

      Total expenses                             581,906              348,592
                                              ----------             --------

Net income (loss)                             $  229,817             $(34,273)
                                              ==========             ========

                          WORLD WIDE STONE CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                 SEPT. 30, 1996   SEPT. 30, 1995
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $ 229,817       $ (34,273)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                       154,000         139,896
  (Increase) decrease in:
  Loans to employees                                     (710)        (26,343)
  Accounts receivable                                 (83,743)        (38,643)
  Inventories                                        (119,071)          7,493
  Prepaid expenses - IVA                              (98,852)       (184,579)
  Intercompany receivable - Mexico                    (99,597)              0
  Deposits                                             (9,059)         (1,563)
  Increase (decrease) in:
  Accounts payable                                    183,668         (36,567)
  Accrued liabilities                                   7,855          39,021
                                                    ---------       ---------

  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    164,308         135,558


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                (248,826)              0
                                                    ---------       ---------

  NET CASH PROVIDED BY INVESTING ACTIVITIES          (248,826)              0
                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  New borrowing:
  Long-term (net)                                     171,163         273,805
  Short-term (net)                                      4,939          11,810
  Stockholder loans                                         0         (25,782)
  Purchase (sale) of common stock                      41,805          (2,500)
  Additional paid in capital                           10,000               0
                                                    ---------       ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES           227,907         257,333
                                                    ---------       ---------

  NET INCREASE IN CASH                                143,389         121,775

CASH AT BEGINNING OF YEAR                              23,569          29,183

  CASH AT SEPT. 30                                  $ 166,958       $ 150,958
                                                    =========       =========

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) GENERAL

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements, included in the Company's annual report on Form 10-K/A filed for the year ended December 31, 1995.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS:

         (a) Exhibit 27.1:Amended and Restated Financial Data Schedule

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

Date: November 2, 1998             World Wide Stone Corporation
                                   (Registrant)


                                    BY: /s/ Franklin Cunningham
                                       -------------------------------
                                        Franklin Cunningham, President