Form 10-K/A
period 1996-12-31
WORLD WIDE STONE CORP
filed 1998-11-19
CIK 841123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/ A
                          AMENDMENT NO. 2 TO FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                          Commission File No. 000-18389


                          WORLD WIDE STONE CORPORATION
             (Exact Name of Registrant as specified in its Charter)

                NEVADA                                   33-0297934
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    5236 S. 40th St. Phoenix, Arizona                      85040
(Address of principle executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (602) 438-1001

           Securities registered pursuant to Section 12(g) of the Act:
                             $.001 Par Value Common;
                           $.001 Par Value Preferred.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

         The aggregate market value of Common Stock (voting stock) of Registrant held by non-affiliates at December 31, 1996, based upon the low equity sale price of 6(cent) per share, was approximately $2,113,552 within 60 days of December 31, 1996.

         The number of shares outstanding of the Registrant's Common Stock as of December 31, 1996, was 35,425,868.

                   Documents incorporated by reference: NONE.

                                     PART I

 EXPLANATORY NOTE REGARDING RESTATEMENT OF FINANCIAL STATEMENTS

         In connection with the audit of its financial statements for the year ended December 31, 1997, World Wide Stone Corporation (the "Company") determined that the acquisition of certain quarry rights in December of 1995 had not been properly recorded in its financial statements for the year ended December 31, 1995. In that transaction, the Company issued two million shares of Common Stock valued at $1,200,000 to a director and officer of one of the Company's Mexican subsidiaries. The Company originally recorded the value of the shares issued in connection with this transaction as an asset in its financial statements for the year ended December 31, 1995. Under Statement of Financial Accounting Standards ("SFAS") No. 13, ACCOUNTING FOR LEASES, only payments related to a lease acquisition with independent third parties are eligible for capitalization. Accordingly, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. As a result, the Company has restated its financial statements for the year ended December 31, 1995 to reflect the proper application of SFAS No. 13. In addition, the Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify an understatement to common stock and "paid in capital" of $15,000. The Company also discovered that certain accruals for taxes and penalties totaling $70,485 were not reflected on its 1996 financial statements and have restated them accordingly.

         The Company hereby amends and restates certain Items of its 10-K for the year ended December 31, 1996, to reflect the restatement of its financial statements for the years ended December 31, 1995 and 1996, respectively, as described above. The information contained in this Form 10-K/A reflects, where appropriate, changes required to conform to the restatement of these financial statements.

ITEM 1. BUSINESS.

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

         On March 18, 1991, the Company acquired an operating dimensional stone factory located in the City of Durango, State of Durango, Country of Mexico. This acquisitions assets and operations are in two wholly-owned subsidiaries of the Registrant: (1) a Mexican corporation, called Sociedad Piedra Sierra, S.A. de C.V., and (2) a Nevada corporation, called Cantera Stone, Inc. A third wholly-owned Mexican corporation called Marmoles Muguiro, S.A. de C.V., operates the plant. All employees are employed by this corporation, which owns no assets. The plant and quarry were fully operational in 1995. Production volumes have increased each quarter during 1995 and the Company earned a profit from operations. 1996 was a year of marked, substantial growth. Revenue increased a remarkable 79%, while after tax earnings increased exponentially to $193,628. Sales growth, net profits and a new plant, which doubled the production capacity, are the building blocks for greater achievement in 1997. Experience with the quarry, plant, and employees has allowed significant improvement in every aspect of the company. Of particular interest is the management system based on Control Systems Theory that was introduced in early 1995 and has continued to date. (See Management Discussion and Analysis, page 4.)

         Mr. Mario Ruiz ("Ruiz"), one of the original incorporators of World Wide Stone Corporation, the private Nevada company which merged with World Wide Stone Corporation (formerly Tacitus Ventures, Inc.) failed to contribute any of the agreed assets required in consideration for shares in the company. These assets were the sole basis for this stock to be issued to Ruiz. Said stock represents a total of 4,310,000 common shares and 1,666,667 convertible preferred shares. After repeated attempts by Registrant to compel Ruiz to contribute said assets in payment to Registrant as agreed, and upon repeated refusal of Ruiz to comply, said stock was canceled on the records of the transfer agent of the Registrant on September 29, 1990, and returned to authorized but not issued common stock of the Registrant. However, Ruiz has failed to return to the company the certificates for said stock. See legal proceedings, Item 3.

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

         On March 18, 1991, the Company acquired four acres of land in Durango, Durango, Mexico; the land consists of about four acres of prime real estate in the city of Durango including a 20,000 square foot factory and warehouse, housing the Company's dimensional stone factory. The Company also had leasehold rights on four cantera stone quarries in the area of the factory, which have been dropped. The Company's lease on the primary quarry operation where marble-limestone and travertine are extracted was discovered by management through extensive prospecting efforts and a land lease was negotiated with the land owner with only a small earnest deposit, under very favorable terms and conditions for the company. In December of 1995, the Company acquired the rights to a quarry of green quartzite by issuing 2,000,000 shares of common stock valued at $1,200,000 to a director and officer of one of the Company's subsidiaries. The Company has restated its financial statements for the year ended December 31, 1995 to expense the $1,200,000 value of the shares issued in connection with the acquisition of the quarry rights. See Note 7 to the Consolidated Financial Statements. In addition, during 1998 the company determined that the costs that would be required to develop this quarry site and to process the stone extracted from this quarry site would be much higher than originally anticipated . Accordingly, the Company has determined that it will not be economically feasible for the Company to attempt to develop this quarry site. As a result, the Company and the officer of its subsidiary agreed to rescind the transaction. In connection with this rescission, the Company will return the quarry rights to the individual and the individual will return the two million shares of Common Stock to the Company for cancellation. See Item 13, "Certain Relationships and Related Transactions."

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
                                  (See Page 6)

For the Years Ended
 December 31                    1996         1995          1994         1993        1992
                                ----         ----          ----         ----        ----
INCOME STATEMENT DATA:
Revenues:                   $ 1,928,733   $ 1,077,479  $   642,877  $   155,022  $    49,861
Costs and Expenses:         $ 1,729,399   $ 2,357,780  $   891,515  $   445,377  $    75,801
Net Profit or Loss          $   193,628   $(1,233,235) $  (264,400) $  (314,986) $  (225,940)

Total shares outstanding:    35,425,868    34,385,868   30,325,868   34,382,886   33,382,886

BALANCE SHEET DATA:
Total Assets:               $ 3,980,588   $ 3,550,440  $ 3,598,003  $ 3,439,715  $ 3,326,935
Total Liabilities:          $ 1,168,867   $   984,152  $ 1,030,980  $   609,417  $   324,151
Total Stockholder's Equity: $ 2,811,721   $ 2,566,288  $ 2,567,023  $ 2,830,298  $ 3,002,784

A profit of $399,171 was earned from operations if you add back depreciation of (1996 $205,543).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In 1993, a commitment for debt financing was obtained from Banca Serfin S.A. The first funding was received in July 1993. These funds were used to begin rebuilding the machinery to produce limestone, travertine and marble, as well as prospecting for new quarry deposits. The Company was very fortunate to successfully acquire a lease in 1993 on the current source of marble block as a direct result of those efforts. Additionally, new equipment was ordered from Italy to increase production to profitable levels. Said machinery was received in August of 1994 and installed and on line in September 1994. With this new equipment the production volume approximately tripled without an appreciable increase in costs, with the notable exception of interest carry on the debt. As a result, the cost to produce a square foot of tile or slab is significantly reduced which will allow the Company to earn profits. Although 1994 finished with losses of about $264,000 this is substantially improved over prior years. 1995 was a year of growth and stabilization. The showroom and warehouse operation in Tempe, Arizona has made a respectable market penetration in Arizona, which has allowed the Company to increase its margin of profit. 1996 was a year of marked, substantial growth. Revenue increased a remarkable 79%, while after tax earnings increased EXPONENTIALLY to $193,628. Sales growth, net profits and new plant, which doubled the production capacity, are the building blocks for greater achievement in 1997. The Company's new plant, producing the "Truly Tumbled" Durango Stone products, shipped its first truck in November 1996. This plant has an installed capacity equal to the original plant. This has doubled the Company's production potential. The costly task of marketing this new production is in full implementation and, as of the date of this document, is selling very well. During the second quarter of 1997 the Registrant expects to be operating this new plant at capacity. This production will be extremely profitable due to economies of scale and further utilization of existing machinery. 1997 is expected to post record sales, and net profits followed by
additional  equipment  purchases.   The  Company's  new  warehouse  in  Anaheim,
California is expected to further increase the Company's market share and profitability as well.

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

                      COMPARISON OF YEARS 1994, 1995, 1996:

         Revenues for the Company for the years ended December 31, 1994, 1995, and 1996 were $642,877, $1,077,479, and $1,928,733 respectively. During 1993 bank financing was realized and the operation and Company direction that exists today was born. Machinery was refurbished and additional machinery was ordered from Italy. Quarry acquisition and development took place (see 1994 10-K) and production at low levels began.

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

         Total assets for the Corporation for the years ended December 31, 1994, 1995, and 1996 were $3,598,003, $3,550,440, and $3,980,588 respectively. Changes in total assets in 1994 and 1995 were primarily due to the purchase of equipment. As per Note 7 to the Consolidated Financial Statements, the Company has restated its financial statements for the years ended December 31, 1995 and 1996 to expense $1,200,000 value of shares issued in connection with the acquisition of quarry rights originally capitalized. 1996 change in total assets was due to new equipment and buildings associated with the new plant, all booked at cost, and capitalized.

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

                EFFECT OF COMPLIANCE WITH GOVERNMENTAL POLICIES:

         The earnings of the Corporation may be effected by governmental regulation and legislation which, among other things, may effect importation requirements, tariffs, interstate commerce, and the general building, development and remodeling climate. The policies of the various governmental authorities influence to a significant extent the overall growth and no growth climates for importation, exportation, building and development.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial information required by this Item and included in the Report is set forth beginning on page F-1. This financial information reflects the restatement of the Company's financial statements for the years ended December 31, 1995 and 1996 on this Form 10-K/A. See Item 1A, Item 13 and Note 7 to the Consolidated Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a,1) Financial Statements: The financial statements of World Wide Stone Corporation, included in the Annual Report to shareholders for the year 1996, and filed in accordance with the provisions of this Item, are found in the response to Item 8 and are included as a part of this Annual Report. They have been restated to reflect the changes and corrections discussed in Item 1A, Item 2 and Note 7 to the Consolidated Financial Statements. They are:

                                                                     Page Number
            1.   Report of Certified Public Accountant.                  F-1
            2.   Balance Sheet, December 31, 1996 and 1995               F-2
            3.   Statement of Stockholders Equity, December 31,          F-3
                 1993, 1994, 1995, and 1996
            4.   Statement of Operations, December 31,                   F-4
                 1994, 1995, and 1996
            5.   Statement of Cash Flows, December 31,                   F-5
                 1994, 1995 and 1996
            6.   Notes to Financial Statements                       F-6 to F-10

            (a,2) Financial  Statement   Schedules:  The   financial   statement
   schedules required to be filed, if any, are included in the financial statements found in the response to Item 8.

            (a,3) Exhibits.

                     EXHIBIT
                     NUMBER         EXHIBIT
                     ------         -------
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

Dated: November 2, 1998         WORLD WIDE STONE CORPORATION



                                By:/s/ Frank Cunningham
                                   --------------------
                                   Frank Cunningham
                                   Director, President, Chairman of the Board
                                   (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                             Date

By: /s/ Frank Cunningham            Director, Chairman          November 2, 1998
   -----------------------          of the Board, and
   Frank Cunningham                 President
                                    (Principal Executive
                                    Officer)

By: /s/ Lee M. Cunningham           Director and                November 2, 1998
   -----------------------          Vice President
   Lee M. Cunningham

By: /s/ Spencer W. Cunningham       Director and                November 2, 1998
   --------------------------       Executive Vice
   Spencer W. Cunningham            President, Chief
                                    Financial Officer and
                                    Treasurer (Principal
                                    Financial Officer)

By: /s/ L. Ernest Whitesel          Director                    November 2, 1998
   -----------------------
   L. Ernest Whitesel

By:/s/ Michael D Nafziger           Director and                November 2, 1998
   ----------------------           Director of National
   Michael D Nafziger               Sales


By:/s/ Timothy H. Ligget            Chief Accounting            November 2, 1998
   ---------------------            Officer and Director
   Timothy H. Ligget                (Principal Accounting
                                    Officer)

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

         As discussed in Note 7 to the consolidated financial statements, the company has changed its method of accounting for the internal costs associated with acquiring a lease right and has corrected an error for an understatement of common stock and paid in capital and has restated its 1995 financial statements accordingly. The company also discovered that certain accruals for taxes and penalties were not reflected on its 1996 financial statements and have restated them accordingly.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Wide Stone Corporation as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the three years ended December 31, 1996 in conformity with generally accepted accounting principals.

                                                    Mark Shelley CPA


                                                    by: /s/ Mark Shelley
                                                       -----------------

March 25, 1997 (except with respect
to Note 7, which is dated
August 19, 1998)

                          WORLD WIDE STONE CORPORATION
                           Consolidated Balance Sheet
                        as of December 31, 1996 and 1995

                                     ASSETS

                                                        1996           1995
                                                    -----------    -----------

Cash                                                $    43,756    $    23,570
Accounts Receivable                                      27,561        109,116
Inventory                                               590,335        296,495
Prepaid Expenses                                          8,136              0
                                                    -----------    -----------

         Total Current Assets                           669,788        429,181

Property, Plant and Equipment (net
   of depreciation)(Note 13)                          2,923,493      2,838,839
Trade Name and Company Files (net
   of amortization)                                     209,751        227,990
Prepaid Taxes Mexico                                    108,981         52,435
Deposits                                                 68,575          1,995
                                                    -----------    -----------
         Total Assets                                 3,980,588      3,550,440
                                                    ===========    ===========

                                  LIABILITIES

Accounts Payable                                        113,496         38,485
Taxes, Pensions and Fees Payable(Note 13)                80,871         22,627
Short Term Notes Payable                                 43,449         52,516
Current Portion of Long Term Debt                        89,932         30,182
                                                    -----------    -----------

      Total Current Liabilities                         327,748        143,810
                                                    -----------    -----------

Bank Debt Mexico                                        805,166        811,830
Equipment Loans US                                       35,953         28,512
                                                    -----------    -----------

      Total Liabilities                               1,168,867        984,152
                                                    -----------    -----------

                              STOCKHOLDERS' EQUITY

Common Stock
  100,000,000 shares authorized, 35,425,868
  and 34,385,868 shares outstanding,
  respectively, par value $.001                          35,426         34,386

Paid in Capital                                       7,903,814      7,853,049

Retained Earnings (Loss)                             (5,127,519)    (5,321,147)
                                                    -----------    -----------

      Total Stockholders' Equity                      2,811,721      2,566,288
                                                    -----------    -----------
      Total Liabilities and Stockholders'
        Equity par value $.001                      $ 3,980,588    $ 3,550,440
                                                    ===========    ===========

The accompanying notes are an integral part of these statements

                          WORLD WIDE STONE CORPORATION
                 Consolidated Statement of Stockholders' Equity
              for the years ended December 31, 1996, 1995 and 1994

                                           Common Stock        Paid in    Retained
                                          Shares    Amount     Capital    Earnings     Total
                                          ------    ------     -------    --------     -----
Balance December 31, 1993              34,382,886   34,383   6,619,427  (3,823,512)   2,830,298

Return and Cancellation of Stock       (5,182,018)  (5,182)      5,182

Sale of Stock                           1,125,000    1,125                                1,125

Retained Earnings (Loss)                                                  (264,400)    (264,400)
                                       ----------   ------   ---------  ----------    ---------

Balance December 31, 1994              30,325,868   30,326   6,624,609  (4,087,912)   2,567,023

Additional Shares to Mexican Managers   1,800,000    1,800      (1,800)

Acquisition of Green Quarry             2,000,000    2,000   1,198,000                1,200,000

Sales of Stock                            360,000      360      34,640                   35,000

Retirement of Shares                     (100,000)    (100)     (2,400)                  (2,500)

Retained Earnings (Loss)                                                (1,233,235)  (1,233,235)
                                       ----------   ------   ---------  ----------    ---------

Balance December 31, 1995              34,385,868   34,386   7,853,049  (5,321,147)   2,566,288

Stock Sales                             1,000,000    1,000      40,805                   41,805

Stock Sales                                40,000       40       9,960                   10,000

Retained Earnings (Loss)                                                   193,628      193,628
                                       ----------   ------   ---------  ----------    ---------

Balance December 31, 1996              35,425,868   35,426   7,903,814  (5,127,519)   2,811,721
                                       ==========   ======   =========  ==========    =========

The accompanying notes are an integral part of these statements

                          WORLD WIDE STONE CORPORATION
                      Consolidated Statement of Operations
              for the years ended December 31, 1996, 1995 and 1994


                                          1996          1995          1994
                                          ----          ----          ----

Sales and Revenue                       1,928,733     1,077,479       642,877

Costs of Goods Sold                    (1,042,384)     (764,358)     (755,362)
                                       ----------    ----------    ----------

Gross Profit                              886,349       313,121      (112,485)
                                       ----------    ----------    ----------
Costs and Expenses
 General and Administrative(Note 13)     (675,716)   (1,583,190)     (112,128)
 Depreciation                             (11,299)      (10,128)       (5,631)
 Amortization                                   0          (104)      (18,394)
                                       ----------    ----------    ----------

                                         (687,015)   (1,593,422)     (136,153)
                                       ----------    ----------    ----------

Net Income from Operations                199,334    (1,280,301)     (248,638)

Gain (Loss) on Currency Translation          (381)       48,305       100,304
Interest Income                                 0         1,583         1,810
Interest Expense                           (5,275)       (2,772)     (117,826)
                                       ----------    ----------    ----------

                                           (5,656)       47,116       (15,712)
                                       ----------    ----------    ----------

Income (Loss) before Income Taxes         193,678    (1,233,185)     (264,350)

Provision for Income Taxes                    (50)          (50)          (50)
                                       ----------    ----------    ----------

Net Income (Loss)                         193,628    (1,233,235)     (264,400)
                                       ==========    ==========    ==========

Earnings per Share                           0.01        (0,04)         (0.01)
                                       ----------    ----------    ----------

Weighted Average Number of
Common shares Outstanding              34,727,786    31,359,840    30,599,164
                                       ----------    ----------    ----------

The accompanying notes are an integral part of these statements

                          WORLD WIDE STONE CORPORATION
                      Consolidated Statement of Cash Flows
              for the years ended December 31, 1996, 1995, and 1994


                                               1996          1995        1994
                                               ----          ----        ----
Cash Provided by Operations
  Net Income (Loss)                           193,628    (1,233,235)   (264,400)

  Amortization                                 18,239        18,343      18,394
  Depreciation                                205,543       196,019     186,528
  Change in Accounts Receivable                81,555       (51,955)    (97,786)
  Change in Inventory                        (293,840)     (101,650)   (154,594)
  Change in Payables                           75,011      (154,624)     28,716
  Prepaid Expenses                             (8,136)      (28,944)      6,784
  Deposits                                    (66,580)         (432)     (1,563)
  Prepaid Taxes                               (56,546)            0           0
  Taxes, Fees, Pensions                        58,244             0           0
  Employee Loans                                    0        63,752           0
                                             --------    ----------    --------

  Net Cash from Operations                    207,118    (1,292,726)   (277,921)
                                             --------    ----------    --------
Cash Provided(Used) in Investing
  Purchase of Fixed Assets                   (290,197)      (53,183)   (120,032)
  Acquisition of Green Quarry                       0     1,200,000           0
  Stock Retirement                                  0        (2,500)          0
                                             --------    ----------    --------

  Net Cash Provided (Used) in Investing      (290,197)    1,144,317    (120,032)
                                             --------    ----------    --------
Cash provided by Financing
  Bank Debt-Reserve Mexican Bank Debt          48,666       114,873     395,544
  Equipment Debt                               11,861        16,138      13,174
  Loan to Stockholder                               0       (25,782)    (20,820)
  Short Term Notes Payable                     (9,067)        2,567       4,949
  Sale of Stock                                51,805        35,000       1,125
                                             --------    ----------    --------

  Cash provided by Financing                   103,265       142,796     393,972
                                             --------    ----------    --------

Net Increase (Decrease) in Cash                20,186        (5,613)     (3,981)

Beginning Cash Balance                         23,570        29,183      33,164
                                             --------    ----------    --------

Ending Cash Balance                            43,756        23,570      29,183
                                             ========    ==========    ========

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

INCOME TAXES:

         Provision is made for deferred income taxes where differences exist between the period in which transactions affect taxable income and the period in which they enter into the determination of income in the financial statements. As of December 31, 1996 the consolidated Company had a Net Operating Loss (NOL) carry forward for federal income tax purposes of approximately 2,500,000. The future value of the NOL is not reflected in the face of the financial statements.

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

4.  PROPERTY, PLANT AND EQUIPMENT

         Below is a summary of the fixed assets of the Company. All assets are amortized over their useful lives on a straight line basis. The depreciation attributed to Mexico is included in the Costs of Goods Sold section of the Statement of Operations. The depreciation attributed to Phoenix is shown separately on the Statement of Operations. As per Note 7 to the Consolidated Financial Statements, the Company has restated its financial statements for the years ended December 31, 1995 and 1996 to expense $1,200,000 value of shares issued in connection with the acquisition of quarry rights originally capitalized. These changes are restated below.

                                                       1996            1995
                                                       ----            ----
Mexican Property, Plant Specialty Systems
 (40-10 years) and Mexican Machinery,
  Equipment, Vehicles (12 - 5 years)                 3,503,349       3,241,238

US Machinery, Equipment and Vehicles                    98,392          70,306
                                                    ----------      ----------
                                                     3,601,741       3,311,544
Accumulated Depreciation                              (678,248)       (472,705)
                                                    ----------      ----------

Net Property, Plant and Equipment                    2,923,493       2,838,839
                                                    ----------      ----------

5. GENERAL AND ADMINISTRATIVE
                                            1996          1995         1994
                                            ----          ----         ----
Salaries and Wages                        239,539        152,669      10,277
Advertising and Promotion                  60,320         15,069      10,767
Commissions and Consulting                 34,178         76,370       2,637
Acquisition of Green Quarry(Note 13)            0      1,200,000           0
Legal and Accounting                       29,776         31,536       7,750
Rent                                       33,135         20,711       2,812
Payroll Taxes and Fees                     93,220         11,317       1,156
Travel                                     36,123         13,388      28,821
Shop and Office Supplies                   57,470
Other Expenses                             91,155         62,130      47,908
                                          -------      ---------     -------

Total General and Administrative          675,716      1,583,190     112,128
                                          =======      =========     =======

6.  LEASES AND ROYALTY

         The Company has one year left on its lease for its showroom/warehouse in Tempe, Arizona. The Company began a one year lease of a showroom in Anaheim, California in January, 1997.

                      1997       1998       1999     2000     2001
                      ----       ----       ----     ----     ----
Rent                 29,364         0          0        0        0
Equipment             1,796       299          0        0        0
                     ------     -----      -----     ----     ----

Total                31,160       299          0        0        0
                     ======     =====      =====     ====     ====

         The Company pays a royalty on its leased quarry of 90 pesos per cubic meter. This is approximately $16.90 at December 31, 1996. These payments go into Cost of Goods Sold.

7.  MINING RIGHTS/OTHER ITEMS

         On December 3, 1995 the Company acquired the rights to mine a quarry of special green quartzite in the state of Chihuahua, Mexico. This purchase was originally recorded at a cost of $1,200,000 paid with 2,000,000 shares of common stock to obtain the rights from a director of the Company's Mexican subsidiary, Marmoles Muguiro S.A. de C.V. The Company originally recorded the value of the shares issued in connection with this transaction as an asset included in Property, Plant and Equipment in the financial statements previously filed as part of the 10-K for the year ended December 31, 1995. Under SFAS No. 13, ACCOUNTING FOR LEASES, only payments related to a lease acquisition with independent third parties are eligible for capitalization. Therefore, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. Accordingly, the 1995 financial statements have been adjusted to reflect the proper application of SFAS No. 13. In addition, the Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify to Common Stock and Paid in Capital $15,000 that had been recorded as sales in 1995. Further, The Company has determined that certain accruals for taxes and penalties were not recorded in the calendar year 1996. These items total $70,485 and should have been reflected as increases in accrued liabilities and general and administrative expenses. The 1996 financial statements have been adjusted to give effect to the items discussed above.(See Note 13)

         The Company hereby amends and restates its Form 10-K for the year ended December 31, 1996, to reflect the restatement of its financial statements for the years ended December 31, 1995 and 1996, as described above. The information contained in this form 10-K/A reflects, where appropriate, changes required to conform to the restatement of these financial statements.

8.  PROVISION FOR INCOME TAXES

         Provision is made for deferred income taxes where differences exist between the period in which transactions affect taxable income and the period in which they enter into the determination of income in the financial statements. As of December 31, 1996 the consolidated Company had a total Net Operating Loss
(NOL) carry forward for federal income tax purposes of approximately $2,500,000. The future value of the NOL is not reflected in the face of the financial statements.
                                                      1996      1995      1994
                                                    -------   -------   -------
Net Deferred Tax Benefit and
Valuation Adjustment                                      0         0         0

Current Taxes Payable                                    50        50        50
                                                    -------   -------   -------
Provision for Income Taxes                               50        50        50
                                                    =======   =======   =======

9.  INTEREST EXPENSE
                                                                 1996      1995
                                                              -------   -------
Mexican Banks (included in costs of goods sold)               166,752   246,554
Phoenix Equipment Loans                                         5,275     2,772
                                                              -------   -------

Total Interest Expense                                        172,027   249,326
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

11.  NON CASH TRANSACTIONS

         1996  None

         1995
         Acquisition of rights to Green Quarry for 2,000,000 shares of stock FINAL PAYMENT OF 1,800,000 SHARES FOR INVESTMENT OF $140,000 IN 1993.

         1994
         Purchase of consulting with 1,125,000 shares of common stock.
         Return and cancellation of 1,452,381 shares of common stock previously written off

12.  SUBSEQUENT EVENTS

         In January 1997 the Company opened a showroom in Anaheim, California.

13.  RESTATED FINANCIAL DATA

         Subsequent to the issuance of the financial statements for the year ended December 31, 1995, the Company determined that the acquisition of certain quarry rights in December of 1995 had not been properly recorded in its financial statements for the year ended December 31, 1995. In that transaction, the Company issued 2,000,000 shares of common stock to a director and officer of one of the Company's Mexican subsidiaries. The Company originally recorded the value of the shares issued in connection with this transaction as an asset in its financial statements for the year ended December 31, 1995. Under SFAS No. 13, ACCOUNTING FOR LEASES, only payments to independent third parties for the acquisition of a lease may be capitalized. Accordingly, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. As a result, the 1995 and 1996 financial statements have been adjusted to reflect the proper application of SFAS No. 13. In addition, the Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify to Common Stock and Paid in Capital $15,000 that had been recorded as sales in 1995. Furthermore, the Company has determined that certain accruals for taxes and penalties should have been recorded in 1996. As a result of the foregoing, the accompanying financial statements for the year ended December 31, 1996 and 1995 have been restated as follows:

                                     December 31, 1996           December 31, 1995
                                     -----------------           -----------------
                                     As Previously              As Previously
BALANCE SHEET                          Reported    As Restated    Reported    As Restated
                                       --------    -----------    --------    -----------
Property, Plant and  Equipment-Net   $ 4,123,493   $ 2,923,493  $ 4,038,839   $ 2,838,839
Total Assets                           5,180,588     3,980,588    4,750,440     3,550,440
Accumulated Deficit                   (3,842,034)   (5,127,519)  (4,106,147)   (5,321,147)
Stockholders' Equity                   4,082,206     2,811,721    3,766,288     2,566,288
Total Liabilities and Stockholders'
 Equity                                5,180,588     3,980,588    4,750,440     3,550,440

INCOME STATEMENT
General and Administrative Expenses  $   605,231   $   675,716  $   383,190   $ 1,583,190
Income(Loss) from Operations             269,819       199,334      (65,301)   (1,280,301)
Income(Loss) before Income Taxes         264,163       193,678      (18,185)   (1,233,185)
Net Income(Loss)                         264,113       193,628      (18,235)   (1,233,235)

                                      F-10