Form 10-Q/A
period 1997-03-31
WORLD WIDE STONE CORP
filed 1998-11-19
CIK 841123

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

         In connection with the audit of its financial statements for the year ended December 31, 1997, World Wide Stone Corporation (the "Company") determined that the acquisition of certain quarry rights in December of 1995 had not been properly recorded in its financial statements for the year ended December 31, 1995. In that transaction, the Company issued two million shares of Common Stock valued at $1,200,000 to a director and officer of one of the Company's Mexican subsidiaries. The Company originally recorded the value of the shares issued in connection with this transaction as an asset in its financial statements for the year ended December 31, 1995. Under Statement of Financial Accounting Standards ("SFAS") No. 13, ACCOUNTING FOR LEASES, only payments related to a lease acquisition with independent third parties are eligible for capitalization. Accordingly, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. As a result, the Company has restated its financial statements for the year ended December 31, 1995 to reflect the proper application of SFAS No. 13. In addition, the Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify an understatement to common stock and "paid in capital" of $15,000. Further, the Company also discovered that certain accruals for taxes and penalties totaling $70,485 were not reflected on its 1996 financial statements and has restated them accordingly. Adjustments have been made to retained earnings, common stock, paid in capital, other assets and current liabilities as of January 1, 1996 and 1997 to correct these items.

         The company hereby amends and restates certain items of its 10-Q for the quarter ended March 31, 1997, to reflect the restatement of its financial statements for the years ended December 31, 1995 and 1996, as described above. The information contained in this Form 10-Q/A reflects, where appropriate, changes required to conform to the restatement of the financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                              Index to Form 10-Q/A
                      For the Quarter Ended March 31, 1997



PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996............................4

           Consolidated Statement of Operations (Income)
           Three months ended March 31, 1997 and 1996......................5

           Consolidated Statement of Cash Flows
           Three months ended March 31, 1997 and 1996......................6

           Notes to Financial Statements...................................7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................7

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports.............................................8

                 WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                     ASSETS
                                                     (UNAUDITED)    (RESTATED)
                                                   MARCH 31, 1997  DEC. 31, 1996
                                                   --------------  -------------
CURRENT ASSETS:
  Cash                                             $   138,973     $    43,756
  Accounts receivable                                   96,900          27,561
  Inventories                                          551,242         590,335
  Prepaid expenses and other                            68,575          68,575
                                                   -----------     -----------
    Total current assets                               855,690         730,227

PROPERTY, PLANT AND EQUIPMENT, net                   2,886,975       2,923,493

COST IN EXCESS OF NET ASSETS ACQUIRED, net
  of accumulated amortization                          205,191         209,751

OTHER ASSETS:
  Other receivables                                    131,187         108,981
  Prepaid taxes                                          7,020           8,136
                                                   -----------     -----------
    Total assets                                   $ 4,086,063     $ 3,980,588
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    87,179     $   113,496
  Accrued liabilities                                   79,300          80,871
  Current portion of long-term debt                    126,141         133,381
  Other                                                831,629         805,166
                                                   -----------     -----------
    Total current liabilities                        1,124,249       1,132,914

LONG-TERM DEBT, net of current portion                  40,271          35,953
                                                   -----------     -----------
    Total liabilities                                1,164,520       1,168,867
                                                   -----------     -----------
STOCKHOLDERS' EQUITY:
  Common stock                                          35,426          35,426
  Additional paid-in capital                         7,903,814       7,903,814
  Accumulated deficit                               (5,127,519)     (5,321,147)
  Current period earnings                              109,822         193,628
                                                   -----------     -----------
    Total stockholders' equity                       2,921,543       2,811,721
                                                   -----------     -----------
    Total liabilities and stockholders' equity     $ 4,086,063     $ 3,980,588
                                                   ===========     ===========

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                     Mar. 31,          Mar. 31,
                                                      1997              1996
                                                      ----              ----

REVENUE                                            $ 650,834          $ 450,509

COST OF GOODS SOLD                                   319,798            270,793
                                                   ---------          ---------

          Gross profit                               331,036            179,716

COST AND EXPENSES:
  Selling, general and administrative                189,405            126,308
  Depreciation and amortization                        5,346              2,825
                                                   ---------          ---------
          Income from operations                     136,285             50,583
                                                   ---------          ---------
OTHER INCOME (EXPENSE):
  Interest income                                          0                  0
  Interest expense                                   (26,463)               (87)
                                                   ---------          ---------
                                                     (26,463)               (87)
                                                   ---------          ---------

INCOME BEFORE INCOME TAXES                           109,822             50,496

BENEFIT (PROVISION) FOR INCOME TAXES                       0                  0
                                                   ---------          ---------
          Net income                               $ 109,822          $  50,496
                                                   =========          =========

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                        March 31,    March 31,
                                                          1997         1996
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 109,822    $  50,496
  Adjustments to reconcile net income to
   net cash provided by operating activities-
    Depreciation and amortization                         55,946       48,000

    Changes in certain assets and liabilities:
     (Increase) decrease in accounts receivable          (69,339)    (102,975)
     (Increase) decrease in inventories                   39,093      (13,242)
     Decrease in prepaid expenses and other                1,116            0
     (Increase) in other receivable                      (22,206)      (9,024)
     Increase (decrease) in accounts payable             (26,317)      10,470
     Increase (decrease) in accrued liabilities           (1,571)      24,711
                                                       ---------    ---------
        Net cash provided by operating activities         86,544        8,436
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment, net        (14,868)      (2,061)
                                                       ---------    ---------
        Net cash used in investing activities            (14,868)      (2,061)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt                        30,781       43,276
  Payment on short-term notes payable                     (7,240)      (4,827)
                                                       ---------    ---------
        Net cash provided by financing activities         23,541       38,449
                                                       ---------    ---------

NET INCREASE IN CASH                                      95,217       44,824

CASH, beginning of year                                   43,756       23,569
                                                       ---------    ---------

CASH, end of year                                      $ 138,973    $  68,393
                                                       =========    =========

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1) GENERAL

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto.

2) INVENTORY

         Inventory for the company is stated at cost. All of the costs associated with the production of tile in the Mexican plant have been factored into the value of the cost of the goods sold and the ending inventory. Cost of goods sold also includes freight from Mexico to the United States. Inventory as of March 31, 1997 was located at the plant in Durango, Mexico and at the showroom-warehouses in Tempe, Arizona, Anaheim, California and El Paso, Texas. Inventories at March 31, 1997 consist of finished goods, work in progress and raw materials amounting to $468,890, $17,441, and $64,911, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Sales for the first quarter ending March 31, 1997 have increased 44% over the same period in 1996. Pre-tax earnings for the same period increased by 117%. This trend is expected to continue as a result of continuing market penetration and increases in production volume. Two trade shows were presented in the first quarter, one in Phoenix, Arizona and one in Las Vegas, Nevada. Market response on all the company's products has continued to improve. The need for additional production volume is acute and future growth is limited without production increases.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow is sufficient to maintain operations. Expansion of operations may be financed by debt or equity investment and in part by retained earnings. The assets of the Company are not liquid and consist of these items listed herein. During the second quarter of 1996, the Company successfully refinanced its Mexican bank debt, lowering the interest rate paid to an effective rate of about 12%. The exact amount is difficult to pinpoint because of ancillary bank charges and fees. With the exception of interest carrying charges, all of Phase I was paid for with earnings.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS:

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

Date: November 2, 1998                       World Wide Stone Corporation
                                                   (Registrant)



                                             BY: /s/ Franklin Cunningham
                                                ------------------------------
                                                 Franklin Cunningham, President