Form 10-Q/A
period 1997-06-30
WORLD WIDE STONE CORP
filed 1998-11-19
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997             Commission File Number 000-18389


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]  No { ]

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

         The Company hereby amends and restates certain items of its 10-Q for the quarter ended June 30, 1997, to reflect the restatement of its financial statements for the years ended December 31, 1995 and 1996, as described above. The information contained in this Form 10-Q/A reflects, where appropriate, changes required to conform to the restatement of the financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                              Index to Form 10-Q/A
                       For the Quarter Ended June 30, 1997



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996.............................4

         Consolidated Statement of Operations (Income)
         Three months ended June 30, 1997 and 1996.......................5

         Consolidated Statement of Operations (Income)
         Six months ended June 30, 1997 and 1996.........................6

         Consolidated Statement of Cash Flows
         Six months ended June 30, 1997 and 1996.........................7

         Notes to Financial Statements...................................8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports............................................9

                 WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS
                                                    (UNAUDITED)      (RESTATED)
                                                   JUNE 30, 1997   DEC. 31, 1996
                                                   -------------   -------------
CURRENT ASSETS:
 Cash                                              $    84,333     $    43,756
 Accounts receivable                                   144,593          27,561
 Inventories                                           559,697         590,335
 Prepaid expenses and other                              2,895          68,575
                                                   -----------     -----------
      Total current assets                             791,518         730,227

PROPERTY, PLANT AND EQUIPMENT, net                   3,105,738       2,923,493

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
 accumulated amortization                              200,631         209,751

OTHER ASSETS:
 Other receivables                                     205,467         108,981
 Prepaid taxes                                           6,395           8,136
                                                   -----------     -----------
      Total assets                                 $ 4,309,749     $ 3,980,588
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $    36,558     $   113,496
 Accrued liabilities                                   115,379          80,871
 Current portion of long-term debt                     107,143         133,381
 Other                                                 858,092         805,166
                                                   -----------     -----------
      Total current liabilities                      1,117,172       1,132,914

LONG-TERM DEBT, net of current portion                  54,595          35,953
                                                   -----------     -----------
      Total liabilities                              1,171,767       1,168,867
                                                   -----------     -----------
STOCKHOLDERS' EQUITY:
 Common stock                                           35,426          35,426
 Additional paid-in capital                          7,903,814       7,903,814
 Accumulated deficit                                (5,127,519)     (5,321,147)
 Current period earnings                               326,261         193,628
                                                   -----------     -----------
      Total stockholders' equity                     3,137,982       2,811,721
                                                   -----------     -----------
      Total liabilities and stockholders' equity   $ 4,309,749     $ 3,980,588
                                                   ===========     ===========

                 WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                   June 30,          June 30,
                                                    1997               1996
                                                    ----               ----

REVENUE                                          $ 869,107          $ 448,859

COST OF GOODS SOLD                                 437,031            240,355
                                                 ---------          ---------

      Gross profit                                 432,076            208,504

COST AND EXPENSES:
  Selling, general and administrative              183,828            142,743
  Depreciation and amortization                      5,346              2,825
                                                 ---------          ---------
      Income from operations                       242,902             62,936
                                                 ---------          ---------
OTHER INCOME (EXPENSE):
  Interest income                                        0                222
  Interest expense                                 (26,463)                 0
                                                 ---------          ---------
                                                   (26,463)               222
                                                 ---------          ---------

INCOME BEFORE INCOME TAXES                         216,439             63,158

BENEFIT (PROVISION) FOR INCOME TAXES                     0                  0
                                                 ---------          ---------
      Net income                                 $ 216,439          $  63,158
                                                 =========          =========

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                   June 30,          June 30,
                                                    1997              1996
                                                    ----              ----

REVENUE                                         $ 1,519,941        $ 899,367

COST OF GOODS SOLD                                  756,829          511,147
                                                -----------        ---------
      Gross profit                                  763,112          388,220

COST AND EXPENSES:
  Selling, general and administrative               373,233          269,052
  Depreciation and amortization                      10,692            5,649
                                                -----------        ---------
      Income from operations                        379,187          113,519
                                                -----------        ---------
OTHER INCOME (EXPENSE):
  Interest income                                         0              135
  Interest expense                                  (52,926)               0
                                                -----------        ---------

                                                    (52,926)             135
                                                -----------        ---------

INCOME BEFORE INCOME TAXES                          326,261          113,654

BENEFIT (PROVISION) FOR INCOME TAXES                      0                0
                                                -----------        ---------
      Net income                                $   326,261        $ 113,654
                                                ===========        =========

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                        June 30,       June 30,
                                                         1997            1996
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 326,261       $ 113,654
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Depreciation and amortization                       111,892          96,000

    Changes in certain assets and liabilities:
     (Increase) in accounts receivable                 (117,032)         (6,878)
     (Increase) decrease in inventories                  30,638        (101,623)
     Decrease in prepaid expenses and other              65,680               0
     (Increase) in other receivables                    (94,745)        (52,717)
     Increase (decrease) in accounts payable            (83,388)         41,609
     Increase in accrued liabilities                     40,958          19,189
                                                      ---------       ---------
       Net cash provided by operating activities        280,264         109,234
                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment, net      (285,017)       (109,147)
                                                      ---------       ---------
       Net cash used in investing activities           (285,017)       (109,147)
                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt                       71,568         107,163
  Payment on short-term notes payable                   (26,238)         (5,499)
  Issuance of common stock                                   --          10,000
                                                      ---------       ---------
       Net cash provided by financing activities         45,330         111,664
                                                      ---------       ---------
NET INCREASE IN CASH                                     40,577         111,751

CASH, beginning of year                                  43,756          23,569
                                                      ---------       ---------

CASH, end of year                                     $  84,333       $ 135,320
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

2) INVENTORY

         Inventory for the company is stated at cost. All of the costs associated with the production of tile in the Mexican plant have been factored into the value of the cost of the goods sold and the ending inventory. Cost of goods sold also included freight from Mexico to the United States. Inventory as of June 30, 1997 was located at the plant in Durango, Mexico and at the showroom-warehouses in Tempe, Arizona, Anaheim, California and El Paso, Texas. Inventories at June 30, 1997 consist of finished goods, work in progress and raw materials amounting to $374,750, $17,441 and $167,506, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Sales for the second quarter ending June 30, 1997 have increased 94% over the same period in 1996. Pre-tax earnings for the same period increased by 243%. This increase in pre-tax earnings of 243% is a graphic example of the economies of scale, which have been reported in the Company's 10-K. Increases in production volume, along with continuing market penetration, have given the Company additional product to sell and this increased production volume has reduced the cost of production as reported. This has allowed the Company to post record earnings reflecting a 243% increase in profits. Market response on all the company's products has continued to improve. The need for additional production volume is always present. The natural stone market is measured in billions of dollars annually and the Company will continue to expand its small share.

         The Company's new plant, dba Sociedad Piedra Sierra S.A. de C.V., is operational and nearly complete. All machinery for Phase I has been received. Installation of the final machine, a 1600mm block cutter from Italy, will be complete by mid-August and immediately go on line. With this complete, the Company will fully realize the installed capacity of the Phase I expansion, producing the 70% plus increase that was projected. Construction activities have caused some production delays and have slowed third quarter production volume. With this construction complete, the Company will focus full attention on operations (production, marketing, and sales) which should produce the projected increases. The percentage of increase will level off as

Phase I comes to full production. By year end the full effect is expected to have been realized, of course adjusting for the seasonal market variables. At that time the Company will need to build additional plant capacity to continue substantial growth. Sociedad Piedra Sierra S.A. de C.V. was funded almost entirely by earnings. Future growth will be funded by earnings, debt and equity financing.

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

Date: November 2, 1998              World Wide Stone Corporation
                                          (Registrant)


                                    BY:   /s/ Franklin Cunningham
                                       -----------------------------------
                                          Franklin Cunningham, President