Form 10-Q/A
period 1997-09-30
WORLD WIDE STONE CORP
filed 1998-11-19
CIK 841123

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

     In connection with the audit of its financial statements for the year ended December 31, 1997, World Wide Stone Corporation (the "Company") determined that the acquisition of certain quarry rights in December of 1995 had not been properly recorded in its financial statements for the year ended December 31, 1995. In that transaction, the company issued two million shares of Common Stock valued at $1,200,000 to a director and officer of one of the Company's Mexican subsidiaries. The Company originally recorded the value of its shares issued in connection with this transaction as an asset in its financial statements for the year ended December 31, 1995. Under Statement of Financial Accounting Standards ("SFAS") No. 13, ACCOUNTING FOR LEASES, only payments related to a lease acquisition with independent third parties are eligible for capitalization. Accordingly, the amounts should have been expensed in the fourth quarter of 1995 when the transaction occurred. As a result, the Company has restated its financial statements for the year ended December 31, 1995 to reflect the proper application of SFAS No. 13. In addition, the Company has adjusted the financial statements for the year ended December 31, 1995 to reclassify an understatement to common and "paid in capital" of $15,000. Further, the Company also discovered that certain accruals for taxes and penalties totaling $70,485 were not reflected on its 1996 financial statements and has restated them accordingly. Adjustments have been made to retained earnings, common stock, paid in capital, other assets and current liabilities as of January 1, 1996 and 1997 to correct these items.

     The Company hereby amends and restates certain items of its 10-Q for the quarter ended September 30, 1997, to reflect the restatement of its financial statements for the years ended December 31, 1995 and 1996, as described above. The information contained in this Form 10-Q/A reflects, where appropriate, changes required to conform to the restatement of the financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                              Index to Form 10-Q/A
                    For the Quarter Ended September 30, 1997



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996......................... 4

         Consolidated Statement of Operations (Income)
         Three months ended September 30, 1997 and 1996................... 5

         Consolidated Statement of Operations (Income)
         Nine months ended September 30, 1997 and 1996.................... 6

         Consolidated Statement of Cash Flows
         Nine months ended September 30, 1997 and 1996.................... 7

         Notes to Financial Statements.................................... 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................... 8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports............................................. 9

                 WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                             ASSETS                (UNAUDITED)       (RESTATED)
                                                  SEPT.30, 1997    DEC. 31, 1996
                                                  -------------    -------------
CURRENT ASSETS:
  Cash                                            $   107,085       $    43,756
  Accounts receivable                                 173,385            27,561
  Inventories                                         639,590           590,335
  Prepaid expenses and other                            2,895            68,575
                                                  -----------       -----------

    Total current assets                              922,955           730,227

PROPERTY, PLANT AND EQUIPMENT, net                  3,101,347         2,923,493

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
  accumulated amortization                            196,071           209,751

OTHER ASSETS:
  Other receivables                                   218,735           108,981
  Prepaid taxes                                         8,200             8,136
                                                  -----------       -----------

    Total assets                                  $ 4,447,308       $ 3,980,588
                                                  ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    75,820       $   113,496
  Accrued liabilities                                  88,201            80,871
  Current portion of long-term debt                    81,166           133,381
  Other                                               869,662           805,166
                                                  -----------       -----------

    Total current liabilities                       1,114,849         1,132,914

LONG-TERM DEBT, net of current portion                 48,427            35,953
                                                  -----------       -----------

    Total liabilities                               1,163,276         1,168,867
                                                  -----------       -----------
STOCKHOLDERS' EQUITY:
  Common stock                                         35,426            35,426
  Additional paid-in capital                        7,903,814         7,903,814
  Accumulated deficit                              (5,127,519)       (5,321,147)
  Current period earnings                             472,311           193,628
                                                  -----------       -----------

    Total stockholders' equity                      3,284,032         2,811,721
                                                  -----------       -----------

    Total liabilities and stockholders' equity    $ 4,447,308       $ 3,980,588
                                                  ===========       ===========

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                   Sept. 30,         Sept. 30,
                                                     1997              1996
                                                     ----              ----

REVENUE                                           $ 746,172          $ 600,993

COST OF GOODS SOLD                                  415,108            323,016
                                                  ---------          ---------

      Gross profit                                  331,064            277,977

COST AND EXPENSES:
  Selling, general and administrative               177,247            158,997
  Depreciation and amortization                       5,346              2,825
                                                  ---------          ---------

      Income from operations                        148,471            116,155
                                                  ---------          ---------
OTHER INCOME (EXPENSE):
  Interest income                                         0                  8
  Interest expense                                   (2,421)                 0
                                                  ---------          ---------
                                                     (2,421)                 8
                                                  ---------          ---------

INCOME BEFORE INCOME TAXES                          146,050            116,163

BENEFIT (PROVISION) FOR INCOME TAXES                      0                  0
                                                  ---------          ---------

      Net income                                  $ 146,050          $ 116,163
                                                  =========          =========

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                 Sept. 30,           Sept. 30,
                                                   1997                1996
                                                   ----                ----

REVENUE                                        $ 2,266,113         $ 1,500,360

COST OF GOODS SOLD                               1,171,936             834,163
                                               -----------         -----------

      Gross profit                               1,094,177             666,197

COST AND EXPENSES:
  Selling, general and administrative              550,480             428,033
  Depreciation and amortization                     16,039               8,474
                                               -----------         -----------

      Income from operations                       527,658             229,690
                                               -----------         -----------
OTHER INCOME (EXPENSE):
  Interest income                                        0                 127
  Interest expense                                 (55,347)                  0
                                               -----------         -----------

                                                   (55,347)                127
                                               -----------         -----------

INCOME BEFORE INCOME TAXES                         472,311             229,817

BENEFIT (PROVISION) FOR INCOME TAXES                     0                   0
                                               -----------         -----------

      Net income                               $   472,311         $   229,817
                                               ===========         ===========

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                         Sept. 30,     Sept. 30,
                                                           1997          1996
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $ 472,311     $ 229,817
 Adjustments to reconcile net income to net
  cash provided by operating activities-
   Depreciation and amortization                          167,838       154,000

   Changes in certain assets and liabilities:
    (Increase) decrease in accounts receivable           (145,824)     (184,050)
    (Increase) in inventories                             (49,255)     (119,071)
    (Increase) decrease in prepaid expenses and other      65,680        (9,059)
    (Increase) in other receivable                       (109,818)      (98,852)
    Increase (decrease) in accounts payable               (34,765)      183,668
    Increase in accrued liabilities                         4,419         7,855
                                                        ---------     ---------

      Net cash provided by operating activities           370,586       164,308
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment, net        (332,012)     (248,826)
                                                        ---------     ---------

      Net cash used in investing activities              (332,012)     (248,826)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt                         76,970       171,163
  Payment on short-term notes payable                     (52,215)        4,939
  Issuance of common stock                                     --        51,805
                                                        ---------     ---------

      Net cash provided by financing activities            24,755       227,907
                                                        ---------     ---------

NET INCREASE IN CASH                                       63,329       143,389

CASH, beginning of year                                    43,756        23,569
                                                        ---------     ---------

CASH, end of year                                       $ 107,085     $ 166,958
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

2) INVENTORY

         Inventory for the company is stated at cost. All of the costs associated with the production of tile in the Mexican plant have been factored into the value of the cost of the goods sold and the ending inventory. Cost of goods sold also included freight from Mexico to the United States. Inventory as of September 30, 1997 was located at the plant in Durango, Mexico and at the showroom-warehouses in Tempe, Arizona, Anaheim, California and El Paso, Texas. Inventories at September 30, 1997 consist of finished goods, work in progress and raw materials amounting to $580,088, $16,668 and $42,834, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Sales for the second quarter ending September 30, 1997 have increased 24% over the same period in 1996. Pre-tax earnings for the same period increased by 25%. Net income for the nine months ending September 30, 1997 increased 105% over the same period in 1996.

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

Market response on all the Company's products has continued to improve. The need for additional production volume is always present and additional expansion is imminent. A funding commitment is expected in the fourth quarter. The natural dimensional stone business is measured in the billions of dollars annually and the Company will continue to expand its market share.

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