Form 10-Q/A
period 1996-03-31
WORLD WIDE STONE CORP
filed 1998-12-18
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                           AMENDMENT NO. 2 TO FORM 10-Q

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 2:


     This Amendment No. 2 is being filed solely to correct a "flawed" Restated Financial Data Schedule previously filed as Exhibit No. 27.1 in Amendment No. 1 to Form 10-Q of World Wide Stone Corporation for the quarter ended March 31, 1996.

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

Date: December 3, 1998              World Wide Stone Corporation
                                    (Registrant)



                                    BY: /s/ Frank Cunningham
                                       --------------------------------
                                       Frank Cunningham, Chairman of
                                       the Board, and President (Principal
                                       Executive Officer)