Form 10-Q/A
period 1996-09-30
WORLD WIDE STONE CORP
filed 1998-12-18
CIK 841123

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


     This Amendment No. 2 is being filed solely to correct a "flawed" Restated Financial Data Schedule previously filed as Exhibit No. 27.1 in Amendment No. 1 to Form 10-Q of World Wide Stone Corporation for the quarter ended September 30, 1996.

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