Form 10-K/A
period 1996-12-31
WORLD WIDE STONE CORP
filed 1998-12-18
CIK 841123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/ A
                          AMENDMENT NO. 3 TO FORM 10-K

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 3:


     This Amendment No. 3 is being filed solely to correct a "flawed" Restated Financial Data Schedule previously filed as Exhibit No. 27.1 in Amendment No. 2 to Form 10-K of World Wide Stone Corporation for the year ended December 31, 1996.

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

                  NONE

                                  SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 3, 1998          WORLD WIDE STONE CORPORATION



                                By: /s/ Frank Cunningham
                                   ------------------------------------------
                                   Frank Cunningham
                                   Director, President, Chairman of the Board
                                   (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                       Date
      ---------                          -----                       ----


By:/s/ Frank Cunningham             Director, Chairman         December 3, 1998
   ----------------------------     of the Board, and
   Frank Cunningham                 President
                                    (Principal Executive
                                    Officer)

By:/s/ Lee M. Cunningham            Director and               December 3, 1998
   ----------------------------     Vice President
   Lee M. Cunningham


By:/s/ Spencer W. Cunningham        Director and               December 3, 1998
   ----------------------------     Executive Vice
   Spencer W. Cunningham            President, Chief
                                    Financial Officer and
                                    Treasurer (Principal
                                    Financial Officer)

By:                                 Director
   ----------------------------
   L. Ernest Whitesel


By:/s/ Michael D Nafziger           Director and               December 3, 1998
   ----------------------------     Director of National
   Michael D Nafziger               Sales


By:/s/ Timothy H. Ligget            Chief Accounting           December 3, 1998
   ----------------------------     Officer and Director
   Timothy H. Ligget                (Principal Accounting
                                    Officer)