Form 10QSB
period 1998-03-31
WORLD WIDE STONE CORP
filed 1999-04-15
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998            Commission File Number 000-18389


                          WORLD WIDE STONE CORPORATION

          NEVADA                                       33-0297934
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

    5236 S. 40th Street, Phoenix, AZ                      85040
(Address of Principal Executive Offices)                (Zip Code)

                                  602-438-1001
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of March 31, 1998, there were 34,703,768 shares of common stock outstanding.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets
   March 31, 1998 and December 31, 1997 ...................................  3

   Consolidated Statements of Operations
   Three months ended March 31, 1998 and 1997 .............................  4

   Consolidated Statements of Cash Flows
   Three months ended March 31, 1998 and 1997 .............................  5

   Notes to Consolidated Financial Statements .............................  6

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations .....................  7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 11

Item 2. Changes in Securities ............................................. 11

Item 3. Defaults Upon Senior Securities ................................... 11

Item 4. Submission of Matters to a Vote of Security Holders ............... 11

Item 5. Other Information ................................................. 11

Item 6. Exhibits and Reports on Form 8-K .................................. 11

Signatures ................................................................ 12

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      March 31,     December 31,
                                                        1998            1997
                                                    -----------     -----------
                                                     (Unaudited)
CURRENT ASSETS:
 Cash                                               $   143,619     $   221,660
 Accounts receivable                                    136,821         137,421
 Inventories                                            755,277         626,101
 Prepaid expenses and other                              24,757          22,229
                                                    -----------     -----------

      Total current assets                            1,060,474       1,007,411

PROPERTY, PLANT AND EQUIPMENT, net of
 accumulated depreciation of $1,012,227
 and $933,904, respectively                           3,417,078       3,292,591

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
 accumulated amortization of $86,637 and
 $82,077, respectively                                  186,952         191,512
OTHER ASSETS:
 Other receivables                                      305,563         275,991
 Prepaid taxes                                           19,689          18,913
 Deferred taxes                                         300,000         300,000
                                                    -----------     -----------

      Total assets                                  $ 5,289,756     $ 5,086,418
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                   $   110,254     $    92,574
 Accrued liabilities                                    234,138         216,571
 Current portion of long-term debt                      118,488          93,016
 Other                                                  900,000         900,000
                                                    -----------     -----------

      Total current liabilities                       1,362,880       1,302,161

LONG-TERM DEBT, net of current portion                  153,236         212,873
                                                    -----------     -----------

      Total liabilities                               1,516,116       1,515,034
                                                    -----------     -----------
STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 100,000,000
 shares authorized, 34,703,768 shares issued
 and outstanding                                         34,704          34,704
 Additional paid-in capital                           7,904,536       7,904,536
 Accumulated deficit                                 (4,165,600)     (4,367,856)
                                                    -----------     -----------

      Total stockholders' equity                      3,773,640       3,571,384
                                                    -----------     -----------

      Total liabilities and stockholders' equity    $ 5,289,756     $ 5,086,418
                                                    ===========     ===========

                 See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                     1998              1997
                                                 -----------       -----------
REVENUE                                          $   871,110       $   650,834

COST OF GOODS SOLD                                   409,196           319,798
                                                 -----------       -----------

      Gross profit                                   461,914           331,036

COST AND EXPENSES:
 Selling, general and administrative                 247,321           189,405
 Depreciation and amortization                        10,568             5,346
                                                 -----------       -----------

      Income from operations                         204,025           136,285
                                                 -----------       -----------
OTHER INCOME (EXPENSE):
 Interest income                                         874                --
 Interest expense                                     (8,277)          (26,463)
 Gain on currency remeasurement                        5,634                --
                                                 -----------       -----------
      Total other income (expense)                    (1,769)          (26,463)
                                                 -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES             202,256           109,822

PROVISION FOR INCOME TAXES                                --                --
                                                 -----------       -----------

      Net income                                 $   202,256       $   109,822
                                                 ===========       ===========
EARNINGS PER SHARE
 Basic and diluted:

 Net income per share                            $       .01       $        --
                                                 ===========       ===========
 Weighted average number of common
  shares outstanding                              34,703,768        35,425,868
                                                 ===========       ===========

                 See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                         1998            1997
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 202,256      $ 109,822
Adjustments to reconcile net income to
 net cash provided by operating activities-
  Depreciation and amortization                           82,883         55,946
  Gain on currency remeasurement                          (5,634)            --
  Changes in certain assets and liabilities:
    Decrease (increase) in accounts receivable               600        (69,339)
    (Increase) decrease in inventories                  (129,176)        39,093
    (Increase) decrease in prepaid expenses and other     (3,304)         1,116
    Increase in other receivable                         (23,938)       (22,206)
    Increase (decrease) in accounts payable               17,680        (26,317)
    Increase (decrease) in accrued liabilities            17,567         (1,571)
                                                       ---------      ---------

      Net cash provided by operating activities          158,934         86,544
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant, and equipment, net        (202,810)       (14,868)
                                                       ---------      ---------

      Net cash used in investing activities             (202,810)       (14,868)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) proceeds on notes payable                (34,165)        23,541
                                                       ---------      ---------
      Net cash provided by (used in)
       financing activities                              (34,165)        23,541
                                                       ---------      ---------

NET (DECREASE) INCREASE IN CASH                          (78,041)        95,217

CASH, beginning of period                                221,660         43,756
                                                       ---------      ---------

CASH, end of period                                    $ 143,619      $ 138,973
                                                       =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid for interest                                $   8,227      $  26,463
                                                       =========      =========

 Cash paid for income taxes                            $      --      $      --
                                                       =========      =========


                 See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (UNAUDITED)


(1) INTERIM FINANCIAL REPORTING:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997.

(2) INVENTORY:

Inventory is stated at the lower of cost or market. Inventories and cost of goods sold include all operating costs incurred at the two plant facilities in Mexico. In addition, cost of goods sold also includes freight from Mexico to the United States. As of March 31, 1998, inventory was located at the plant in Durango, Mexico, at a showroom-warehouse in Phoenix, Arizona, and at a warehouse in El Paso, Texas. Inventories at March 31, 1998, consist of finished goods, work in progress and raw materials amounting to $714,179, $9,659 and $31,439, respectively.

(3) EARNINGS PER SHARE:

During 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Pursuant to SFAS No. 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is determined assuming that options and/or warrants were exercised at the beginning of each period or at the time of issuance. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997 and as a result, all prior period earnings per share (EPS) data has been restated. Because the Company has no outstanding convertible securities or other common stock equivalents, there is no difference between amounts reported for weighted average common shares and earnings per share for basic and diluted amounts.

(4) FOREIGN CURRENCY TRANSLATION:

The Company's wholly-owned Mexican subsidiaries maintain their books and records in Mexican pesos. Their functional currency, however, is the U.S. dollar.
Therefore, these subsidiaries utilize the remeasurement method of foreign currency translation when consolidated. The remeasurement method of foreign currency converts all monetary assets and liabilities from Mexican pesos to U.S. dollars at the current rate of exchange at the balance sheet date. All nonmonetary assets and liabilities are converted at the historical rates that were present when the particular transaction took place. Revenue and expenses from the statements of operations are converted from Mexican pesos to U.S. dollars at a weighted average conversion rate. Depreciation, amortization, and similar historical cost-based expenses use a historical-based rate. Any resulting remeasurement gain or loss is reported in the Company's consolidated statements of operations.

(5) RELATED PARTY TRANSACTIONS:

On December 3, 1995, the Company acquired the rights to mine a deposit of green quartzite in the state of Chihuahua, Mexico. The Company exchanged 2,000,000 shares of its restricted common stock for these rights. Because the stock was issued to an officer of one of the Company's subsidiaries, the purchase of the lease rights was expensed in 1995. During 1998 the Company determined that the costs that would be required to develop this quarry site and to process the stone extracted from this quarry site would be much higher than originally anticipated. Accordingly, the Company has determined that it will not be economically feasible for the Company to attempt to develop this quarry site. As a result, in December of 1998, the Company and the officer of its subsidiary agreed to rescind the transaction. In connection with this rescission, the Company returned the quarry rights to the individual and the individual returned the 2,000,000 shares of Common Stock to the Company and they were placed in treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1998 and thereafter; future products or product development efforts; spending for acquisitions of additional equipment or expansion of production facilities; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company as of the filing date of this Report, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements as a result of a variety of factors, including those identified in the Company's Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

INTRODUCTION

The Company quarries, manufactures, and markets a wide variety of dimensional stone products. The Company extracts marble limestone and travertine blocks from quarries located in Mexico. The Company then transports the blocks to plants operated by its wholly-owned Mexican subsidiaries in Durango, Durango, Mexico, where the blocks are cut, honed, polished or tumbled, then dimensioned and packaged. The Company markets its dimensional stone products primarily in the United States and Canada through distributors, dealers, and designers. In addition, the Company recently began making sales of its products in Europe.

During 1998, the Company began construction of its third factory. The 27,000 square foot factory will be used to produce large slabs of marble limestone as well as additional billets for the existing factories. The Company estimates that the total cost to build and equip the new facility will be approximately $2.0 million. As of the filing date of this report, the project is approximately 50% complete and the Company has funded approximately $500,000 of this project out of cash flows from operations. The Company intends to use cash flows from operations to fund approximately $500,000 of additional costs. The Company has a commitment for equipment financing for the remainder of the project. The Company plans to open the factory in 1999. The Company believes that the new factory will provide sufficient capacity to significantly increase the Company's existing production and sales. The Company's existing two factories were enhanced during 1998 and are running at near peak capacity.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 1998

REVENUE. The Company's revenue for the three months ended March 31, 1998 was $871,110, which represents a 33% increase over revenue of $650,834 for the three months ended March 31, 1997. The Company attributes the increase in revenue to increased production volume and increased market acceptance and demand for its products.

COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold was $409,196 during the three months ended March 31, 1998 and $319,798 during the three months ended March 31, 1997. This increase is attributed to the corresponding increase in sales during the same period. Gross profit increased to $461,914, or 53% of revenue, for the three months ended March 31, 1998 from $331,036, or 51% of revenue, for the three months ended March 31, 1997. The increase in gross profits as a percentage of revenue reflects the Company's ability to increase productivity and production volume while controlling production costs even as sales increased.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased to $247,321 during the three months ended March 31, 1998, from $189,405 during the three months ended March 31, 1998. Selling, general, and administrative expense represented approximately 28% and 29% of revenue during the three months ended March 31, 1998 and 1997, respectively. This indicates the Company's ability to effectively control costs while increasing sales. Actual increases to variable costs in comparable periods were attributable to increases for payroll, advertising and travel.

NET INCOME. Net income for the three months ended March 31, 1998, increased by 84% to $202,256 over net income of $109,822 at March 31, 1997, as a result of increased revenue, improved operating margins, and continued efforts to contain costs as a percentage of revenue.

SEASONALITY

The Company historically has experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodeling. The Company took a number of steps during fiscal 1997 to increase sales during the fourth quarter. The Company also may be subject to periodic declines experienced by the building industry in general.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position decreased $7,656 for the three months ended March 31, 1998 to a deficit of $302,406 at March 31, 1998 from a deficit of $294,750 at December 31, 1997. The decrease was primarily attributable to outlays of cash to purchase machinery and equipment.

The Company invested $202,810 during the first three months of 1998 to enhance its factories and to purchase equipment and machinery, primarily in Mexico. This was an increase of $187,942 over capital investments during the quarter ended March 31, 1997. The Company intends to acquire additional property, plant, and equipment in future periods in order to continue its current sales volumes and to accommodate anticipated increases in demand for its products.

The Company's current cash resources, expected cash flow from operations, and the commitment for equipment financing are expected to be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs for the construction of new facilities or acquisitions of additional equipment or additional business operations. The Company may be required to obtain additional capital to fund its planned growth during the next 12 months and beyond, particularly for expansion of the Company's facilities and operations in Mexico. Potential sources of any such capital may include the proceeds from bank financing, strategic alliances, and offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse affect on the Company's business.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. The Company has upgraded its internal computer network at its headquarters in Phoenix, Arizona, in order to integrate its management information systems, as well as to ensure that its computer systems and other process control equipment located at its Arizona facility will be able to deal appropriately and without malfunctions caused by "Year 2000" issues.

The Company currently has one internal information technology systems employee and one external computer engineer planning upgrades to the computer network and computer-operated equipment located at the Company's factories and quarries in Mexico. The Company currently plans to test its computer systems and computer-operated equipment in Mexico during April 1999. The Company intends to complete upgrades to its computer systems and equipment located in Mexico during 1999 to ensure that they will properly process dates beginning on and after January 1, 2000, as well as to improve the content, quality, and flow of information throughout the Company.

The Company has corresponded with third party vendors, suppliers, banks, government agencies, and others with respect to the Year 2000 issue. All third parties that have responded to the Company as of the filing date of this Report have indicated that they have addressed the Year 2000 issue and are working towards solving problems related to the Year 2000 issue. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the Company's systems interface will continue to properly interface with the Company's systems and will otherwise be compliant on a timely basis with Year 2000 requirements.

The Company's costs to modify software and hire Year 2000 solution providers are included as part of the management information system enhancements described above. The Company currently estimates that its costs to address the Year 2000 issue to date have been approximately $25,000 for internal and external computer network services. The Company currently anticipates that it will incur additional costs of approximately $30,000 during 1999 to complete upgrades and enhancements to its computer systems.

The Company's business depends entirely upon its ability to extract and process stone in Mexico and ship its dimensional stone products to the United States for sales and distribution. The Company may be at risk with respect to suppliers of necessary resources, particularly suppliers of power, water, and telecommunications within Mexico, if those suppliers are not Year 2000 compliant. Extended power brownouts or blackouts or loss of the water supply at the Company's factories in Mexico would seriously disrupt the Company's source of dimensional stone products. Telephone communication system failures within Mexico or between the United States and Mexico, Canada, and Europe as a result of Year 2000 issues would severely hinder the Company's sales and shipping functions. In addition, disruption to local and international banking, credit card processing, and other financial services as a result of Year 2000 issues would have a material adverse effect on the Company's cash management systems and financial resources. Potential revenue losses and/or liabilities to third parties as a result of Year 2000 problems could adversely impact the Company's ability to continue as a going concern. Because of these factors, the Company is unable to fully assess the impact of the Year 2000 issue as of the filing date of this Report. As of the filing date of this Report, the Company has not formulated a contingency plan with respect to the Year 2000 issues described above.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Not applicable.

Item 2. CHANGES IN SECURITIES

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 27.1: Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          Not applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Date: April 9, 1999                         World Wide Stone Corporation

                                            By: /s/Franklin Cunningham
                                               ------------------------------
                                               Franklin Cunningham, President