Form 10QSB
period 1998-06-30
WORLD WIDE STONE CORP
filed 1999-04-15
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998             Commission File Number 000-18389


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


As of June 30, 1998, there were 34,703,768 shares of common stock outstanding.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets
   June 30, 1998 and December 31, 1997 ......................................  3

   Consolidated Statement of Operations
   Three months ended June 30, 1998 and 1997 ................................  4

   Consolidated Statement of Operations
   Six months ended June 30, 1998 and 1997 ..................................  5

   Consolidated Statement of Cash Flows
   Six months ended June 30, 1998 and 1997 ..................................  6

   Notes to Financial Statements ............................................  7

Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations ......................  8

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 11

Item 2.  Changes in Securities .............................................. 11

Item 3.  Defaults Upon Senior Securities .................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders ................ 11

Item 5.  Other Information .................................................. 11

Item 6.  Exhibits and Reports on Form 8-K ................................... 12

Signatures .................................................................. 13

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      June 30,      December 31,
                                                        1998            1997
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                               $   358,529    $   221,660
  Accounts receivable                                    238,535        137,421
  Inventories                                            755,696        626,101
  Prepaid expenses and other                              43,581         22,229
                                                     -----------    -----------
       Total current assets                            1,396,341      1,007,411

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation of $1,090,550
  and $933,904, respectively                           3,353,937      3,292,591

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
   accumulated amortization of $91,197 and
   $82,077, respectively                                 182,392        191,512

OTHER ASSETS:
   Other receivables                                     318,482        275,991
   Prepaid taxes                                          21,304         18,913
   Deferred taxes                                        300,000        300,000
                                                     -----------    -----------
       Total assets                                  $ 5,572,456    $ 5,086,418
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   128,125    $    92,574
  Accrued liabilities                                    247,601        216,571
  Current portion of long-term debt                      105,133         93,016
  Other                                                  900,000        900,000
                                                     -----------    -----------
                  Total current liabilities            1,380,859      1,302,161

LONG-TERM DEBT, net of current portion                   137,476        212,873
                                                     -----------    -----------
                  Total liabilities                    1,518,335      1,515,034
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000
     shares authorized, 34,703,768 shares issued
     and outstanding                                      34,704         34,704
   Additional paid-in capital                          7,904,536      7,904,536
   Accumulated deficit                                (3,885,119)    (4,367,856)
                                                     -----------    -----------

       Total stockholders' equity                      4,054,121      3,571,384
                                                     -----------    -----------

       Total liabilities and stockholders' equity    $ 5,572,456    $ 5,086,418
                                                     ===========    ===========

                See notes to consolidated financial statements

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Three Months Ended
                                                            June 30,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
REVENUE                                          $  1,090,232      $    869,107

COST OF GOODS SOLD                                    523,312           437,031
                                                 ------------      ------------

       Gross profit                                   566,920           432,076

COST AND EXPENSES:
   Selling, general and administrative                273,760           183,828
   Depreciation and amortization                       10,568             5,346
                                                 ------------      ------------

       Income from operations                         282,592           242,902
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
   Interest income                                        827                --
   Interest expense                                    (5,056)          (26,463)
   Gain on currency remeasurement                       2,118                --
                                                 ------------      ------------

       Total other income (expense)                    (2,111)          (26,463)
                                                 ------------      ------------

INCOME BEFORE PROVISION FOR INCOME TAXES              280,481           216,439

PROVISION FOR INCOME TAXES                                 --                --
                                                 ------------      ------------

       Net income                                $    280,481      $    216,439
                                                 ============      ============
EARNINGS PER SHARE
  Basic and diluted:

   Net income per share                          $        .01      $        .01
                                                 ============      ============
   Weighted average number of common
     shares outstanding                            34,703,768        35,425,868
                                                 ============      ============

                See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        Six Months Ended
                                                            June 30,
                                                 ------------------------------
                                                      1998             1997
                                                 ------------      ------------
REVENUE                                          $  1,961,342      $  1,519,941

COST OF GOODS SOLD                                    932,508           756,829
                                                 ------------      ------------

       Gross profit                                 1,028,834           763,112

COST AND EXPENSES:
   Selling, general and administrative                521,081           373,233
   Depreciation and amortization                       21,136            10,692
                                                 ------------      ------------

       Income from operations                         486,617           379,187
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
   Interest income                                      1,701                --
   Interest expense                                   (13,333)          (52,926)
   Gain on currency remeasurement                       7,752                --
                                                 ------------      ------------

       Total other income (expense)                    (3,880)          (52,926)
                                                 ------------      ------------

INCOME BEFORE PROVISION FOR INCOME TAXES              482,737           326,261

PROVISION FOR INCOME TAXES                                 --                --
                                                 ------------      ------------

       Net income                                $    482,737      $    326,261
                                                 ============      ============
EARNINGS PER SHARE
  Basic and diluted:

   Net income per share                          $        .01      $        .01
                                                 ============      ============
   Weighted average number of common
     shares outstanding                            34,703,768        35,425,868
                                                 ============      ============

                See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $ 482,737    $ 326,261
   Adjustments to reconcile net income to net
     cash provided by operating activities-
       Depreciation and amortization                       165,766      111,892
       Gain on currency remeasurement                       (7,752)          --
       Changes in certain assets and liabilities:
         Increase in accounts receivable                  (101,114)    (117,032)
         (Increase) decrease in inventories               (129,595)      30,638
         (Increase) decrease in prepaid expenses
           and other                                       (23,743)      65,680
         Increase in other receivables                     (34,739)     (94,745)
         Increase (decrease) in accounts payable            35,551      (83,388)
         Increase in accrued liabilities                    31,030       40,958
                                                         ---------    ---------

           Net cash provided by operating activities       418,141      280,264
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant, and equipment, net        (217,992)    (285,017)
                                                         ---------    ---------

           Net cash used in investing activities          (217,992)    (285,017)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) proceeds on notes payable                (63,280)      45,330
                                                         ---------    ---------

           Net cash provided by (used in)
             financing activities                          (63,280)      45,330
                                                         ---------    ---------

NET INCREASE IN CASH                                       136,869       40,577

CASH, beginning of period                                  221,660       43,756
                                                         ---------    ---------

CASH, end of period                                      $ 358,529    $  84,333
                                                         =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                $  13,333    $  52,926
                                                         =========    =========

   Cash paid for income taxes                            $      --    $      --
                                                         =========    =========

                 See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (UNAUDITED)

(1)   INTERIM FINANCIAL REPORTING:

The accompanying unaudited consolidated financial statements of World Wide Stone Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997.

(2)   INVENTORY:

Inventory is stated at the lower of cost or market. Inventories and cost of goods sold include all operating costs incurred at the two plant facilities in Mexico. In addition, cost of goods sold also includes freight from Mexico to the United States. As of June 30, 1998, inventory was located at the plant in Durango, Mexico, at a showroom-warehouse in Phoenix, Arizona, and at a warehouse in El Paso, Texas. Inventories at June 30, 1998, consist of finished goods, work in progress and raw materials amounting to $748,934, $5,765 and $997, respectively.

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

(4)   FOREIGN CURRENCY TRANSLATION:

The Company's wholly-owned Mexican subsidiaries maintain their books and records in Mexican pesos. Their functional currency, however, is the U.S. dollar.
Therefore, these subsidiaries utilize the remeasurement method of foreign currency translation when consolidated. The remeasurement method of foreign currency converts all monetary assets and liabilities from Mexican pesos to U.S. dollars at the current rate of exchange at the balance sheet date. All nonmonetary assets and liabilities are converted at the historical rates that were present when the particular transaction took place. Revenue and expenses from the statements of operations are converted from Mexican pesos to U.S. dollars at a weighted average conversion rate. Depreciation, amortization, and similar historical-cost-based expenses use a historical-based rate. Any resulting remeasurement gain or loss is reported in the Company's consolidated statements of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1998 and thereafter; future products or product development efforts; spending for acquisitions of additional equipment or expansion of production facilities; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company as of the filing date of this Report, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements as a result of a variety of factors including those identified in the Company's Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

INTRODUCTION

The Company quarries, manufactures, and markets a wide variety of dimensional stone products. The Company extracts marble limestone and travertine blocks from quarries located in Mexico and then transports the blocks to plants operated by its wholly-owned Mexican subsidiaries in Durango, Durango, Mexico, where the blocks are cut, honed, polished or tumbled, then dimensioned and packaged. The Company markets its dimensional stone products primarily in the United States and Canada through distributors, dealers, and designers. In addition, the Company recently began making sales of its products in Europe.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

REVENUE. The Company's revenue for the three months and six months ended June 30, 1998, was $1,090,232 and $1,961,342, which represents a 25% and 29% increase over revenue of $869,107 and $1,519,941, for the three months and six months ended June 30, 1997. The Company attributes the increase in revenue to increased production volume and increased market acceptance and demand for its products.

COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the three months and six months ended June 30, 1998, was $523,312 and $932,508 compared with $437,031 and $756,829 during the three months and six months ended June 30, 1997. These increases are attributed to the corresponding increase in sales during the same periods. Gross profit increased to $566,920, or 52% of revenue, for the three months ended June 30, 1998 from $432,076, or 50% of revenue, for the three months ended June 30, 1997. Gross profit for the six months ended June 30,1998 increased to $1,028,834, or 52% of revenue from $763,112, or 50% of revenue, for the six months ended June 30, 1997. The increase in gross profits as a percentage of revenue reflects the Company's ability to increase productivity and production volume while controlling production costs even as sales increased.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased to $273,760 and $521,081 during the three months and six months ended June 30, 1998 from $183,828 and $373,233 during the three months and six months ended June 30, 1997. Selling, general, and administrative expense represented approximately 25% and 21% of revenue during the three months ended June 30, 1998 and 1997, respectively, and approximately 27% and 25% of revenue during the six-month periods ended June 30, 1998 and 1997. The increases in 1998 were attributable to (a) increases for payroll, advertising and travel expenses related to increased sales efforts, and (b) increased legal and accounting expenses.

NET INCOME. Net income for the six months ended June 30, 1998, increased by approximately 48% to $482,737 over net income of $326,261 for the six months ended June 30, 1997, as a result of increased revenue, improved operating margins, and continued efforts to contain cost of goods sold as a percentage of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position increased $310,232 to a surplus of $15,482 at June 30, 1998 from a deficit of $294,750 at December 31, 1997. The increase was primarily attributable to increases in cash, accounts receivable, and inventory and decreases in accounts payable and other short-term obligations.

The Company invested $217,992 during the first six months of 1998 to enhance its factories and to purchase equipment and machinery, primarily in Mexico. The Company intends to acquire additional property, plant, and equipment in future periods in order to continue its current sales volumes and to accommodate anticipated increases in demand for its products.

The Company's current cash resources, expected cash flow from operations, and commitment for equipment financing are expected to be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs for the construction of new facilities or acquisitions of additional equipment or additional business operations. The Company may be required to obtain additional capital to fund its planned growth during the next 12 months and beyond, particularly for expansion of the Company's facilities and operations in Mexico. Potential sources of any such capital may include the proceeds from bank financing, strategic alliances, and offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse affect on the Company's business.

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


Item 1. LEGAL PROCEEDINGS

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

Date: April 9, 1999                           World Wide Stone Corporation

                                              By: /s/ Franklin Cunningham
                                                  --------------------------
                                              Franklin Cunningham, President