Form 10QSB
period 1998-09-30
WORLD WIDE STONE CORP
filed 1999-04-15
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998        Commission File Number 000-18389



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of September 30, 1998, there were 34,703,768 shares of common stock outstanding.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Consolidated Balance Sheets
   September 30, 1998 and December 31, 1997 ................................   3

   Consolidated Statement of Operations
   Three months ended September 30, 1998 and 1997 ..........................   4

   Consolidated Statement of Operations
   Nine  months ended September 30, 1998 and 1997 ..........................   5

   Consolidated Statement of Cash Flows
   Nine months ended September 30, 1998 and 1997 ...........................   6

   Notes to Financial Statements ...........................................   7

Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations .....................   8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  11

Item 2.  Changes in Securities .............................................  12

Item 3.  Defaults Upon Senior Securities ...................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ...............  12

Item 5.  Other Information .................................................  12

Item 6.  Exhibits and Reports on Form 8-K ..................................  12

Signatures .................................................................  13

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    September 30,   December 31,
                                                        1998           1997
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                              $   443,991    $   221,660
   Accounts receivable                                   305,665        137,421
   Inventories                                           811,210        626,101
   Prepaid expenses and other                             88,772         22,229
                                                     -----------    -----------

       Total current assets                            1,649,638      1,007,411

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $1,168,873
   and $933,904, respectively                          3,463,055      3,292,591

COST IN EXCESS OF NET ASSETS ACQUIRED,
   net of accumulated amortization of $95,757
   and $82,077, respectively                             177,833        191,512

OTHER ASSETS:
   Other receivables                                     141,115        275,991
   Prepaid taxes                                           5,731         18,913
   Deferred taxes                                        300,000        300,000
                                                     -----------    -----------

       Total assets                                  $ 5,737,372    $ 5,086,418
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $    71,213    $    92,574
  Accrued liabilities                                    152,308        216,571
  Current portion of long-term debt                       93,201         93,016
  Other                                                  900,000        900,000
                                                     -----------    -----------

       Total current liabilities                       1,216,722      1,302,161

LONG-TERM DEBT, net of current portion                   121,712        212,873
                                                     -----------    -----------

       Total liabilities                               1,338,434      1,515,034
                                                     -----------    -----------
STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value,
     100,000,000 shares authorized,
     34,703,768 shares issued and
     outstanding                                          34,704         34,704
   Additional paid-in capital                          7,904,536      7,904,536
   Accumulated deficit                                (3,540,302)    (4,367,856)
                                                     -----------    -----------

       Total stockholders' equity                      4,398,938      3,571,384
                                                     -----------    -----------

       Total liabilities and stockholders' equity    $ 5,737,372    $ 5,086,418
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
REVENUE                                          $  1,221,792      $    746,172

COST OF GOODS SOLD                                    574,825           415,108
                                                 ------------      ------------

           Gross profit                               646,967           331,064

COST AND EXPENSES:
   Selling, general and administrative                313,453           177,247
   Depreciation and amortization                       10,568             5,346
                                                 ------------      ------------

           Income from operations                     322,946           148,471
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income                                      1,246                --
   Interest expense                                    (4,916)           (2,421)
   Gain on currency remeasurement                      25,541                --
                                                 ------------      ------------

           Total other income (expense)                21,871            (2,421)
                                                 ------------      ------------

   INCOME BEFORE PROVISION FOR INCOME TAXES           344,817           146,050

   PROVISION FOR INCOME TAXES                              --                --
                                                 ------------      ------------

           Net income                            $    344,817      $    146,050
                                                 ============      ============
EARNINGS PER SHARE
  Basic and diluted:

   Net income per share                          $        .01      $         --
                                                 ============      ============
   Weighted average number of common
     shares outstanding                            34,703,768        35,425,868
                                                 ============      ============

                 See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        Nine Months Ended
                                                          September 30,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
REVENUE                                          $  3,183,134      $  2,266,113

COST OF GOODS SOLD                                  1,507,333         1,171,936
                                                 ------------      ------------

           Gross profit                             1,675,801         1,094,177

COST AND EXPENSES:
   Selling, general and administrative                834,534           550,480
   Depreciation and amortization                       31,704            16,039
                                                 ------------      ------------

           Income from operations                     809,563           527,658
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
   Interest income                                      2,947                --
   Interest expense                                   (18,249)          (55,347)
   Gain on currency remeasurement                      33,293                --
                                                 ------------      ------------

           Total other income (expense)                17,991           (55,347)
                                                 ------------      ------------

INCOME BEFORE PROVISION FOR INCOME TAXES              827,554           472,311

PROVISION FOR INCOME TAXES                                 --                --
                                                 ------------      ------------

           Net income                            $    827,554      $    472,311
                                                 ============      ============
EARNINGS PER SHARE
  Basic and diluted:

   Net income per share                          $        .02      $        .01
                                                 ============      ============
   Weighted average number of common
     shares outstanding                            34,703,768        35,425,868
                                                 ============      ============

                 See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $ 827,554    $ 472,311
   Adjustments to reconcile net income to net
     cash provided by operating activities-
       Depreciation and amortization                       248,648      167,838
       Gain on currency remeasurement                      (33,293)          --
       Changes in certain assets and liabilities:
         Increase in accounts receivable                  (168,244)    (145,824)
         Increase in inventories                          (185,109)     (49,255)
         (Increase) decrease in prepaid expenses
           and other                                       (53,361)      65,680
         Decrease (increase) in other receivable           168,169     (109,818)
         Decrease in accounts payable                      (21,361)     (34,765)
         (Decrease) increase in accrued liabilities        (64,263)       4,419
                                                         ---------    ---------

           Net cash provided by operating activities       718,740      370,586
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant, and equipment, net        (405,433)    (332,012)
                                                         ---------    ---------

           Net cash used in investing activities          (405,433)    (332,012)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) proceeds on notes payable                (90,976)      24,755
                                                         ---------    ---------

           Net cash provided by (used in) financing
             activities                                    (90,976)      24,755
                                                         ---------    ---------

NET INCREASE IN CASH                                       222,331       63,329

CASH, beginning of period                                  221,660       43,756
                                                         ---------    ---------

CASH, end of period                                      $ 443,991    $ 107,085
                                                         =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                $  18,249    $  55,347
                                                         =========    =========

   Cash paid for income taxes                            $      --    $      --
                                                         =========    =========

                 See notes to consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(1)   INTERIM FINANCIAL REPORTING:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997.

(2)   INVENTORY:

Inventory is stated at the lower of cost or market. Inventories and cost of goods sold include all operating costs incurred at the two plant facilities in Mexico. In addition, cost of goods sold also includes freight from Mexico to the United States. As of September 30, 1998, inventory was located at the plant in Durango, Mexico, at a showroom-warehouse in Phoenix, Arizona, and at a warehouse in El Paso, Texas. Inventories at September 30, 1998, consist of finished goods, work in progress and raw materials amounting to $790,894, $8,111 and $12,205, respectively.

(3)   EARNINGS PER SHARE:

During 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Pursuant to SFAS No. 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is determined assuming that options and/or warrants were exercised at the beginning of each period or at the time of issuance. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior period earnings per share (EPS) data has been restated. Because the Company has no outstanding convertible securities or other common stock equivalents, there is no difference between amounts reported for weighted average common shares and earnings per share for basic and diluted amounts.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 1998, the Company began construction of its third factory. The 27,000 square foot factory will be used to produce large slabs of marble limestone as well as additional billets for the two existing factories. The Company estimates that the total cost to build and equip the new facility will be approximately $2.0 million. As of the filing date of this report, the project is approximately 50% complete and the Company has funded approximately $500,000 of this project out of cash flows from operations. The Company intends to use cash flows from operations to fund approximately $500,000 of additional costs. The Company has a commitment for equipment financing for the remainder of the project. The Company plans to open the factory in 1999. The Company believes that the new factory will provide sufficient capacity to significantly increase the Company's existing production and sales. The Company's existing two factories were enhanced during 1998 and are running at near peak capacity.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE. The Company's revenue for the three months and nine months ended September 30, 1998, was $1,221,792 and $3,183,134, which represents a 63% and 40% increase over revenue of $746,172 and $2,266,113 for the three months and nine months ended September 30, 1997. The Company attributes the increase in revenue to increased production volume and increased market acceptance and demand for its products and for the increased activity in the housing industry during warm weather periods.

COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the three months and nine months ended September 30, 1998 was $574,825 and $1,507,333 compared with $415,108 and $1,171,936 during the three months and nine months ended September 30, 1997. These increases are attributed to the corresponding increase in sales during the same periods. Gross profit increased to $646,967, or 53% of revenue, for the three months ended September 30, 1998 from $331,064, or 44% of revenue, for the three months ended September 30, 1997. Gross profit for the nine months ended September 30, 1998 increased to $1,675,801, or 53% of revenue, from $1,094,177, or 48% of revenue, for the nine months ended September 30, 1997. The increase in gross profits as a percentage of revenue reflects the Company's ability to increase productivity and production volume while controlling production costs even as sales increased.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased to $313,453 and $834,534 during the three months and nine months ended September 30, 1998, from $177,247 and $550,480 during the three months and nine months ended September 30, 1997. Selling, general, and administrative expense represented approximately 26% and 24% of revenue during the three months ended September 30, 1998 and 1997, respectively, and approximately 26% and 24% of revenue during the nine month periods ended September 30, 1998 and 1997, respectively. The increases in 1998 were attributable to (a) increases for payroll, advertising and travel expenses related to increased sales efforts, and
(b) increased legal and accounting expenses.

NET INCOME. Net income for the three months and nine months ended September 30, 1998, increased by 136% and 75% to $344,817 and $827,554 over net income of $146,050 and $472,311 for the three-month and nine-month periods ended September 30, 1997, as a result of increased revenue, improved operating margins, and continued efforts to contain cost of goods sold as a percentage of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position increased $727,666 to a surplus of $432,916 during the nine months ended September 30, 1998 from a deficit of $294,750 at December 31, 1997. The increase was primarily attributable to increases in cash, accounts receivable, and inventory and decreases in accounts payable allowance and other short-term obligations.

The Company invested $405,433 during the first nine months of 1998 to enhance its factories and to purchase equipment and machinery, primarily in Mexico. The Company intends to acquire additional property, plant, and equipment in future periods in order to continue its current sales volumes and to accommodate anticipated increases in demand for its products.

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

     No applicable.

Item 2. CHANGES IN SECURITIES

     Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5. OTHER INFORMATION

     Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

         Exhibit 27.1: Financial Data Schedule

     (b) REPORTS ON FORM 8-K:

         Not applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Date: April 9, 1999                          World Wide Stone Corporation

                                             By: /s/ Franklin Cunningham
                                                 ------------------------------
                                                 Franklin Cunningham, President