Form 10KSB
period 1998-12-31
WORLD WIDE STONE CORP
filed 1999-04-15
CIK 841123

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For fiscal year ended December 31, 1998

                         Commission file number 0-18389


                          WORLD WIDE STONE CORPORATION
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

            NEVADA                                      33-0297934
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         5236 SOUTH 40TH STREET, PHOENIX, ARIZONA 85040 (602) 438-1001
    ------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                   Preferred Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year:  $4,267,938.

As of March 26, 1999, there were outstanding 32,703,768 shares of the issuer's Common Stock, par value $.001 per share (the "Common Stock"). There are no shares of the issuer's preferred stock outstanding. The aggregate market value of Common Stock held by nonaffiliates of the issuer (9,452,323 shares) based on the closing price of the registrant's Common Stock as reported in the National Quotation Bureau's "Pink Sheets" on March 26, 1999, was $378,093. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference:  None.

                          WORLD WIDE STONE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

     ITEM 1.   DESCRIPTION OF BUSINESS.....................................    1

     ITEM 2.   DESCRIPTION OF PROPERTY.....................................   15

     ITEM 3.   LEGAL PROCEEDINGS...........................................   15

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15

PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....   16

     ITEM 6.   SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
               OPERATIONS..................................................   17

     ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   21

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ........................   21

PART III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
               EXCHANGE ACT................................................   22

     ITEM 10.  EXECUTIVE COMPENSATION......................................   23

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                 25

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   25

PART IV

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................   26

SIGNATURES.................................................................   27

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................  F-1

                       -----------------------------------

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 1999 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT EFFORTS; SPENDING FOR ACQUISITIONS OF ADDITIONAL EQUIPMENT OR EXPANSION OF PRODUCTION FACILITIES; MARKETS FOR THE COMPANY'S PRODUCTS AND THE DIMENSIONAL STONE INDUSTRY IN GENERAL; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE FILING DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         The Company quarries, manufactures, and markets a wide variety of dimensional stone products. Dimensional stone products consist of natural stone that is cut to standard sizes or to sizes specified in architectural designs. The Company's products are used for both interior and exterior applications in residential and commercial buildings, primarily as

          +    floor, wall, and patio tiles;

          +    decorative trim and architectural accents;

          +    countertops and tabletops; and

          +    panels.

The Company markets and distributes its products throughout the United States primarily on a wholesale basis through approximately 25 authorized stocking distributors and more than 250 wholesale distributors, as well as through architects, residential and commercial developers, installation contractors, and designers.

         The Company was originally incorporated in the state of Delaware in 1989 under the name "Tacitus Ventures, Inc." for the purpose of acquiring and operating businesses. In November 1989, Tacitus Ventures, Inc. acquired World Wide Stone Corporation, a privately-held Nevada corporation, and changed its name to World Wide Stone Corporation. On November 30, 1989, the Company effected a change of domicile to the state of Nevada by forming a new Nevada corporation and dissolving the Delaware corporation. The Company's stone quarrying and manufacturing operations are conducted through its wholly owned subsidiaries Cantera Stone, Inc., a Nevada corporation; Marmoles Muguiro, S.A. de C.V., a Mexican corporation; and Sociedad Piedra Sierra, S.A. de C.V., a Mexican corporation. As used herein, the term "Company" refers to World Wide Stone Corporation and its subsidiaries, predecessors, and operating divisions.

INDUSTRY

         Stone has been used as a primary and decorative building material for thousands of years. According to published reports, world production of stone materials reached approximately 94.0 million tons in 1996. From January through September 1998, approximately 42,493 tons of travertine were imported into the United States, with a value of approximately $25.6 million. In addition, approximately 138,015 tons of marble were imported into the United States from January through September 1998, with a value of approximately $131.9 million. Published reports also indicate that consumption of stone and marble is expected to increase to 680.0 million square meters in 2000 and to almost 4.0 billion square meters in 2025.

         Published reports indicate that Italy produces the vast majority of finished dimensional stone each year. A large proportion of current dimensional stone industry production involves quarrying large blocks of stone and shipping them to processing centers in Italy, Germany, Japan, Brazil, the United States, and other countries. After processing, the finished stones are then shipped to a final destination for installation. As a result, shipping costs and the time factors associated with ocean transport become increasingly important factors due to shorter building schedules and lack of advance planning by consumers. The development of sophisticated, high-capacity computer-controlled stone processing machinery in recent years has enabled dimensional stone product manufacturers, including the Company, to increase output and control costs in spite of higher costs for transportation and skilled workers.

PRODUCTS

         The Company currently markets a wide variety of dimensional stone products under the "Durango Stone(TM)" brand name. The Company markets several lines of dimensional stone products that are produced in a variety of colors and finishes, as follows:

          + HONED AND POLISHED. The Company uses traditional stone finishing techniques to provide a highly polished surface to stone tiles, panels, and countertops. The Company offers honed and polished dimensional stone products in a wide variety of standard and irregular shapes and sizes, all of which provide a highly elegant and luxurious appearance.

          + DURANGO ANCIENT(TM). Instead of honing and polishing the finished surface, the Company tumbles unfinished stones in large drums in a process that wears the surface to replicate hundreds of years of wear and weathering. This process yields finished stones with an aged appearance that is highly attractive in interior and exterior applications where a highly weathered look is desired.

          + DURANGO ANTIQUE(TM). The Company utilizes a multi-step process that includes sandblasting and acid washing to yield a highly textured surface with more traction than a honed finish. This product is popular in wet areas such as patios, walkways, and pool or spa decks. Durango Antique(TM) provides extra traction and a cooler surface, even in hot weather, similar to but much cooler than "cool deck" products often used around swimming pools.

          + DURANGO ACCENTS(TM). The Company offers an increasing variety of strips, tiles, and panels that are designed to enhance and compliment its lines of Durango Stone. Architects and designers can select from various sizes and shapes of Durango Accents(TM) for use as borders, back splashes, and highlights and to create unique decorative mosaics of pattern and color.

         The Company manufactures and markets Durango Stone(TM) products in a wide variety of standard sizes ranging from 1" x 1" to 24" x 24" tiles for floors and walls. In addition, the Company cuts stone slabs to standard or custom sizes for countertops, vanity tops, panels, furniture, and other applications. The wide range of colors, finishes, and sizes enables architects, designers, and end users to create unique and distinctive applications. Samples of certain of the Company's stone products have been tested for hardness, abrasion resistance (durability), water absorption, and coefficient of friction.

         The Company's marble limestone products feature base colors that include ivory, beige-taupe, peach, ivory-beige, brown, or gold. The base colors are accented by black or white flecks and "flowerings" ranging from sandy beige to pewter-gray. The Company's travertine products range in color from ivory to beige to a combination of taupe and ivory, with occasional black or gray flecks or flowering.

SALES, MARKETING, AND DISTRIBUTION

         The Company markets its dimensional stone products primarily in the United States. The Company employs an in-house sales force that markets its products primarily to approximately 25 authorized stocking distributors and to more than 250 wholesale distributors of dimensional stone products, as well as to architects, residential and commercial developers, installation contractors, and designers. Representatives of the Company also attend several domestic and international building industry trade shows each year. In addition, the Company advertises its dimensional stone products and has been featured in recent articles in major industry publications such as DIMENSIONAL STONE MAGAZINE, STONE WORLD MAGAZINE, and CONTEMPORARY STONE DESIGN. The Company maintains a showroom at its headquarters in Phoenix, Arizona, where the Company's sales staff assists wholesale buyers, installation contractors, architects, and designers to become familiar with the Company's products and their features and uses.

         The Company utilizes the services of independent freight forwarders in El Paso, Texas to manage the importation and storage of the Company's products at the United States border with Mexico. These freight forwarders transload the products at the border, manage the customs process, and either store the products in a bonded warehouse or ship the products to the Company's warehouse in Phoenix, Arizona or directly to the customer.

QUARRYING AND MANUFACTURING

QUARRYING

         The Company currently extracts marble limestone and travertine from two quarry sites in Coahuila, Mexico. The Company pays the owners of the land on which its developed quarry sites are located a royalty based upon the quantity of stone extracted by the Company. In December 1998, the Company rescinded a previous transaction and no longer has rights to extract stone from a quarry site in Chihuahua, Mexico.

         The Company has engaged two independent contractors that employ approximately 15 to 30 workers to extract the stone from the Company's quarry sites. The Company owns a portion of the equipment, tools, and supplies used by the contractors to extract stone from the quarries. During 1998, the Company extracted approximately 330 cubic meters (approximately 11,660 cubic feet) of stone per month from its primary quarry site. The Company has increased the quantity of stone it extracts per month during 1999 in anticipation of the quantities of stone that will be required to supply its new slab factory beginning in the fourth quarter.

         The quarry workers drill pilot holes to define the large quarry blocks or monoliths to be extracted. These blocks are the height of the quarry face, which generally is 30 to 40 feet high. After drilling the pilot holes, the quarry workers utilize diamond wire saws to free the monoliths from the quarry face. The monoliths are then cut into three to five blocks of approximately five feet by six feet by eight feet and weighing about 20,000 pounds each. The quarry workers then use a front-end loader to load the blocks onto trucks for transport to the Company's facilities in Durango, Durango, Mexico.

MANUFACTURING AND FINISH PROCESSING

         After the large stone blocks arrive at the Company's manufacturing facilities, the Company's skilled workers utilize a variety of large machines that split and cut the blocks into progressively smaller units. To produce honed and polished stone products, the workers first utilize computer operated diamond saws and wire saws to cut the blocks into "billets" measuring approximately 1.5 inches by 16 inches by 8 feet in length. The billets are then split length-wise into two strips and processed through a calibrating machine that grinds them to a thickness of approximately 10 millimeters. Workers then fill holes and voids with a cement-like material. After the filling material has dried, the strips are honed, polished, and cut to finished sizes. Workers then bevel the edges of the tiles, and the tiles are dried to reveal the natural color of the stone. The Company's workers then carefully examine and sort the tiles for color and character as well as production defects. Tiles with defects are either repaired or rejected and cut into smaller tiles that can be sold by the Company. Tiles without defects are packaged according to their respective color categories and shipped to the Company's warehouse in Phoenix, Arizona, to a warehouse in El Paso, Texas, or directly to the Company's customers for installation at the end users' homes or businesses. The Company currently produces approximately 3,300 square feet of honed and polished stone products per day and ships approximately 72,600 square feet of honed and polished products per month to the United States.

         To produce Durango Ancient(TM) stone products, the workers place blocks of stone into large tumblers (drums) and vibratories where the stones are tumbled and vibrated together with abrasive materials of various sizes. This process produces the appearance of several hundred years of wear and weathering in as little as one hour. After tumbling, the workers split and cut the blocks into finished dimensions, sort according to color and character, and package for shipping. The Company currently produces approximately 2,700 square feet of Durango Ancient(TM) stone products per day and ships approximately 59,000 square feet of Durango Ancient(TM) products per month to the United States.

         The Company produces Durango Antique(TM) stone products through a process that includes sandblasting and acid washing. This process produces a highly textured surface with a variety of unique appearances. The Company currently produces approximately 350 square feet of Durango Antique(TM) stone products per day and ships approximately 8,000 square feet of Durango Antique(TM) products per month to the United States.

         During 1997 and 1998, the Company increased its emphasis on improving the quality as well as the quantity of dimensional stone products that it produces. The Company believes that it will be able to compete effectively with dimensional stone products imported from Italy and other countries so long as it can deliver stone products of comparable quality while taking advantage of the lower shipping costs and faster delivery schedules from its facilities in Mexico. The Company strives to increase product quality through increased training, improvements to production systems, and incentive programs that include bonuses paid to employees who meet goals relating to production and quality standards.

EQUIPMENT AND MACHINERY

         Since 1993, the Company has invested approximately $2.6 million in equipment and machinery utilized in its stone quarrying and finishing operations. The equipment utilized for dimensioning and surfacing the finished stone products are highly complex and therefore the most capital intensive. Recent advances in quarrying technologies have resulted in increased costs for quarry equipment. The following is a partial listing of the equipment currently utilized by the Company in its operations.

                                QUARRY EQUIPMENT
1 -  Marini diamond wire saw                   3 - 22-wheel tractor trailers for block hauling
3 -  Mexican-made diamond wire saw             1 - 350 cfm Ingersoll-Rand compressor
2 -  Caterpillar electric power plants         1 - 450 cfm Case compressor
3 -  Front end loaders                         1 - 650 cfm compressor
1 -  Caterpillar on tracks                     6 - rock hammer drills
1 -  20-ton water truck                        1 - Marini down hole driller
                                               2 - Mexican-made down hole drillers

                  MANUFACTURING AND FINISH PPRROCESSING EQUIPMENT

1 -  63-inch Zonato blockcutter                1 - 530-gallon Mekanica tumbler
1 -  Mexican-made 47.2-inch blockcutter        1 - 1,320-gallon Mekanica tumbler
1 -  Levi Tunisi 6-head splitting machine      1 - Ultra Matic vibratory
2 -  Levi Tunisi 4-head splitting machines     1 - Ultra Matic "Big Bertha" vibratory
1 -  Zambon four-head splitting machine        1 - Small round vibratory
3 -  Zambon head cut-off saws                  1 - Automated finishing vibrator
2 -  12-head Zonato 25 3/4-inch                1 - Sandblasting rig with 350 cfm DeVilbiss
     calibrating and polishing machines            compressor
1 -  10-head Terzago 17 3/4-inch               2 - Design Force beveling machines
     calibrating and polishing machine         2 - Design Force ovens
2 -  Levi Tunisi cut-off saws                  1 - Zonato drying and buffing oven
1 -  Zonato cut-off saw                        5 - Pick-up trucks
1 -  VIC saw                                   1 - 10-wheel truck
8 -  Target tub saws                           1 - Nissan forklift
3 -  Mordenti jib saws                         1 - 20-ton gantry crane
1 -  U.S.-made gangsaws                        2 - Bridge cranes
1 -  Officine BM diamond gangsaw               1 - Galvanized flat wire belt conveyor and roller

BACKLOG

         The Company strives to ship its products as quickly as possible after receipt of purchase orders from its customers. The Company does not maintain a material backlog of orders.

TRADEMARKS AND PATENT RIGHTS

         Although the Company's business historically has not depended on trademark or patent protection, the Company recognizes the increasing value of its various trade names and marks. The Company is taking steps designed to protect, maintain, and increase the value of its trade names and marks. There can be no assurance, however, that the Company will be able to obtain legal or other protection for its trade names and marks or that any protections that the Company obtains will be adequate to maintain or enhance the value of its trade names or marks.

COMPETITION

         The dimensional stone industry is highly fragmented and extremely competitive. The Company competes with many domestic and international companies, some of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. The Company believes that its primary competitors are dimensional stone product manufacturers that obtain their stone from quarries in Italy and Turkey, which yield stone products that compete with the Company's products in terms of appearance, quality, and price. The Company also competes indirectly with manufacturers of other products, such as ceramic tile, carpet, or wood flooring products and plastic laminate or Corian(TM) countertops, which are sold for use as flooring, countertops, and other installations in which dimensional stone products may be used. The Company competes principally on the basis of

          +    the increasing popularity of dimensional stone products;

          +    the color, quality, and appeal of its products;

          +    product design;

          +    the prices and availability of its products; and

          + its ability to deliver products to market on shorter notice than overseas manufacturers of competing products.

The Company believes that the geographical proximity of its Mexican processing facilities to its markets in the United States provides a competitive advantage by enabling the Company to fill orders on much shorter lead times than its overseas competitors. There can be no assurance that the Company will continue to compete successfully in the future. See Item 1, "Special Considerations - The Company Faces Intense Competition."

SEASONALITY

         The Company historically has experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodelling. The Company increased sales and marketing efforts during fiscal 1998 in an effort to improve sales during the fourth quarter. The Company also may be subject to periodic declines experienced by the building industry in general. See Item 1, "Special Considerations - A Variety of Factors Could Adversely Affect the Company's Operating Results."

NATURE OF THE COMPANY'S MARKETS

         The Company designs and markets dimensional stone products primarily in those styles and colors that historically have not been subject to frequent fluctuations in demand. The markets for the Company's products, however, may be subject to changing customer tastes, a high level of competition, and a constant need to create and market new products. Demand for dimensional stone products is influenced by the popularity of certain types of stone as well as architectural styles, cultural and demographic trends in society, marketing and advertising expenditures, and general economic conditions. Because these factors can change, customer demand also can shift. Certain of the Company's dimensional stone products may be successfully marketed for only a limited time. The Company may not always be able to respond to changes in customer demand because of the amount of time and financial resources that may be needed to bring new products to market. The inability to respond to market changes would have an adverse impact on the Company. See Item 1, "Description of Business - Products," "Description of Business - Sales and Marketing," and "Description of Business - Competition."

SOURCES AND AVAILABILITY OF RAW MATERIALS AND SUPPLIES

         The Company currently obtains most of its marble limestone and travertine from two quarry sites in Coahuila, Mexico. Based upon the exposed quarry face as well as the length, depth, and spacing of various quarry holes drilled in the course of its quarry operations, the Company currently estimates that its primary quarry contains at least 2.0 million cubic meters of marble limestone and travertine. During 1998, the Company consumed approximately 4,000 cubic meters of stone. The Company plans to extract at least 6,000 cubic meters of stone during 1999 in anticipation of the quantities of stone that will be required to supply its existing factories as well as its new slab factory, which is scheduled to begin operations in the fourth quarter of 1999. The Company believes that this quarry will be sufficient to meet the Company's requirements for this stone for an indefinite period at the Company's currently anticipated levels of production. Although the Company has a long-term lease for its primary quarry, the inability to obtain stone from this site for even a short period of time could have a material adverse effect on the Company. See Item 1, " Special Considerations - The Company Obtains Stone From a Limited Number of Desirable Quarry Sites" and "Special Considerations - The Company Depends upon Third Parties to Operate Its Quarries." In December 1998, the Company rescinded a previous transaction and no longer has rights to mine a large deposit of homogenous green quartzite in the state of Chihuahua, Mexico. See Item 12, "Certain Relationships and Related Transactions." During 1998, the Company also purchased small quantities of stone from other quarry sites in southern Mexico.

         The Company utilizes a variety of supplies for its dimensional stone quarrying and finishing operations. These supplies include industrial diamond segments for saw blades, diamond wires, diamond tooling, and various abrasives. The Company believes that all of the supplies necessary to produce its dimensional stone products are readily available from multiple sources.

GOVERNMENT REGULATION; ENVIRONMENTAL MATTERS

         The Company is subject to various federal and state governmental laws and regulations of the United States and Mexico related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, and disposal of toxic, volatile, or other hazardous substances used to produce the Company's products. The processing of dimensional stone products utilizes significant amounts of fresh water and produces certain inert materials, primarily calcium carbonate, as by-products. The Company believes that these by-products are harmless to the environment. In addition, the Company has installed a water purification system at its stone processing facility in Mexico. This system reclaims approximately 90% of the water used in the Company's stone processing operations. The waste created by the stone processing operations is transported off-site on a regular basis by a third-party waste hauler. The Company currently is constructing a state-of-the-art water treatment system for its entire Mexican stone processing facility. This system will recycle all of the waste water from the stone production processes and will create a more advantageous method of compacting and recycling the calcium carbonate and other production by-products.

         Failure to comply with current or future laws and governmental regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its production processes, cessation of operations, or other actions that could materially and adversely affect the Company's business, financial condition, and results of operations. The Company believes that it currently is in material compliance with environmental and other laws applicable to its quarrying and dimensional stone manufacturing operations.

INSURANCE

         The Company maintains a $2.0 million liability insurance policy with an additional $1.0 million in commercial umbrella liability coverage. The Company maintains insurance on its vehicles in Mexico. Otherwise, the Company is self-insured for losses incurred in connection with its Mexican operations and facilities. The Company believes its insurance coverage is adequate.

EMPLOYEES

         As of March 26, 1999, the Company employed 141 persons, all of whom were employed full-time. Of the total number employed by the Company, 130 were engaged in factory operations, four in sales and marketing, two in warehouse functions, and five in administrative functions, including the Company's executive officers. All of the Company's factory employees are located in Mexico. The Company has experienced no work stoppages and is not a party to a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

                             SPECIAL CONSIDERATIONS

         THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS.

A VARIETY OF FACTORS COULD ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS

         A wide variety of factors could adversely impact the Company's net sales and operating results. These factors, many of which are beyond the control of the Company, include the following:

          + the Company's ability to identify trends in markets that the Company targets and to introduce products that take advantage of those trends;

          + the Company's ability to locate and obtain the rights to quarry new sources of stone;

          + the Company's ability to build or acquire additional facilities and equipment necessary to quarry and produce finished stone products at competitive prices;

          + the Company's ability to design and arrange for timely production and delivery of its products;

          +    market acceptance of the Company's products;

          +    the level and timing of orders placed by customers;

          +    seasonality;

          +    the popularity and life cycles of the Company's products;

          + customer satisfaction with products designed and marketed by the Company;

          +    the timing of expenditures in anticipation of orders;

          +    the cyclical nature of the markets served by the Company; and

          +    competition and competitive pressures on prices.

         The Company's ability to increase its sales and marketing efforts to increase the visibility of its products in order to stimulate customer demand and its ability to monitor and control manufacturing processes in order to maintain satisfactory delivery schedules are important factors in its long-term prospects. A slowdown in demand for the Company's products as a result of changing consumer tastes and spending patterns, economic conditions, or other broad-based factors could adversely affect the Company's operating results.

THE COMPANY MAY NEED ADDITIONAL CAPITAL TO EXPAND ITS BUSINESS

         The Company believes that its existing capital resources, cash flow from operations, and financing commitments will be sufficient to satisfy the Company's capital requirements during the next 12-month period. The Company, however, may require additional equity or debt financing to

          +    finance future acquisitions of quarry rights;

          +    construct or acquire facilities or equipment;

          +    develop new product lines; or

          +    provide funds to take advantage of other business opportunities.

The Company cannot predict the timing or amount of any such capital requirements at this time. Although the Company has been able to obtain adequate financing on acceptable terms in the past, there can be no assurance that such financing will continue to be available on acceptable terms. In particular, in the past potential lenders have encountered difficulties or uncertainties associated with utilizing the Company's equipment and facilities located in Mexico as security for loans. These difficulties or uncertainties may make it more difficult or costly for the Company to obtain purchase or lease financing in the future. If additional financing is not available on satisfactory terms, the Company may not be able to expand its business at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders.

THE COMPANY FACES RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, INTERNATIONAL TRADE, AND CURRENCY EXCHANGE

         The Company currently obtains all of its dimensional stone products from Mexico and its dimensional stone processing facilities are located in Mexico. The Company has capital investments in facilities, tools, and equipment in Mexico that amounted to more than $5.0 million as of December 31, 1998. The Company believes that final production of its dimensional stone products at factories in Mexico enables the Company to obtain these items on a cost basis that allows the Company to market its products profitably. The Company's dependence on foreign personnel and the Company's maintenance of equipment and inventories abroad expose it to certain economic and political risks, including the following:

          + risks associated with establishing and maintaining satisfactory internal controls at its Mexican operations;

          +    political and economic conditions abroad;

          + the possibility of expropriation, supply disruption, currency controls, and exchange fluctuations; and

          + changes in tax laws, tariffs, currency exchange rates, and freight rates.

Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect the Company's ability to manufacture its products outside the United States or the price at which the Company can obtain those products. The Company has not experienced any significant interruptions in obtaining its dimensional stone products to date.

         All of the Company's purchases from its Mexican subsidiaries are denominated in U.S. dollars. Because it maintains operations in Mexico, the Company may be subject to risks associated with fluctuations in the value of the Mexican peso in the future. These risks include the potential for inflationary pressures and the disruptive effects on the employees of the Company's Mexican subsidiaries that may occur as a result of any devaluations of the peso that may occur in the future. The devaluation of the peso in December 1994 resulted in a short-term decrease in the Company's costs to produce dimensional stone products in Mexico. The Company, however, increased wages paid to employees of its Mexican subsidiaries in order to reduce the negative impact that the currency devaluation had on the workers' standards of living. Because of the factors described above, any devaluations of the Mexican peso in the future could have an adverse effect on the Company's operating results.

         To date, the Company has made limited sales of its dimensional stone products in Canada and other foreign countries. Sales in foreign countries currently do not represent a material portion of the Company's revenue. All sales outside the United States are denominated in United States dollars. As a result, the Company does not bear any risks that may be associated with exchange rate fluctuations in connection with such sales.

THE COMPANY OBTAINS STONE FROM A LIMITED NUMBER OF DESIRABLE QUARRY SITES

         Although the Company possesses rights to two quarry sites, the Company currently obtains substantially all of its stone blocks from one quarry site in Coahuila, Mexico. The Company located this quarry site after extensive geological searches by the Company's management. The Company believes that the stone extracted from this site possesses distinctive characteristics in terms of color and quality that make this particular type of marble limestone unique and attractive. The Company extracts stone from this quarry pursuant to existing contractual arrangements with the owners of the land. The inability to continue to extract sufficient quantities of stone from this site for even a short period of time may have a material adverse effect on the Company's financial condition and results of operations. The Company may not be able to locate an alternative source of stone with desirable characteristics on a timely basis in the event that it is unable to obtain stone from its primary quarry site.

THE COMPANY DEPENDS UPON THIRD PARTIES TO OPERATE ITS QUARRIES

         The Company depends upon third-party contractors to extract stone blocks from the Company's quarry sites in Mexico. Although the Company owns some of the tools, equipment, and supplies utilized in the quarrying process, the Company has limited control over the quarrying processes themselves. As a result, any difficulties encountered by the third-party contractors that result in production delays or the inability to fulfill orders on a timely basis could have a material adverse effect on the Company. The Company does not have long-term contracts with its third-party contractors. The Company has experienced short-term interruptions in services from its third-party contractors in the past and was able to take temporary measures to avoid prolonged disruption to its quarrying operations. Although the Company believes it would be able to secure other third-party contractors that could conduct quarrying operations for the Company, the Company's operations could be adversely affected if it lost its relationship with any of its current contractors. The Company generally does not maintain an inventory of sufficient size that would provide protection for an interruption of supply in excess of 90 days.

THE COMPANY RELIES UPON INDEPENDENT DISTRIBUTORS AND OTHERS TO SELL ITS PRODUCTS

         The Company markets and distributes its products throughout the United States primarily through a network of authorized stocking distributors and wholesale buyers as well as architects, developers, installation contractors, and designers. Stocking distributors generally stock inventories only in quantities that they consider sufficient to fill anticipated short-term orders. As a result, they may cancel orders and change or delay volume levels on short notice to the Company. The Company may not be able to replace cancelled, delayed, or reduced orders in a timely manner. The Company depends upon its network of independent distributors, wholesalers, and others to sell its products to end users, to perform installation services, and to perform other services after the sale. Most of these distributors, wholesalers, and other purchasers of stone products carry products that compete directly with the Company's products and other dimensional stone manufacturers compete intensely for their attention. The Company may not be able to maintain favorable relationships with the distributors, wholesalers, and others that currently carry or sell the Company's product lines in order to encourage them to promote and sell its products instead of those of its competitors. The Company also cannot provide assurance that it will be able to develop similar relationships with additional distributors, wholesalers, and others in the future. See Item 1, "Description of Business - Sales, Marketing, and Distribution."

THE COMPANY MAY HAVE WEAK INTERNAL CONTROLS

         The Company's independent public accountants reported to the Company that, in the course of the audit of the Company's financial statements for the year ended December 31, 1998, they discovered certain conditions that they believe constitute material weaknesses in the internal control structure of the Company. These weaknesses, however, did not cause the Company's auditors to modify their reports on the Company's financial statements for fiscal 1998. The Company has determined to take such steps as may be necessary to address and correct weaknesses in its internal controls. In this regard, in November 1998 the Company employed a Chief Accounting Officer and began development and implementation of policies and procedures designed to ensure accurate classification and timely recording of significant transactions. In addition, the Company is developing and implementing a management reporting system designed to facilitate management oversight of business operations and financial reporting.

THE COMPANY MUST RESPOND TO RAPID MARKET CHANGES

         The Company designs and markets dimensional stone products primarily in those styles and colors that historically have not been subject to frequent fluctuations in demand. The markets for the Company's products may be subject to rapidly changing customer tastes, a high level of competition, and a constant need to create and market new products. Demand for dimensional stone products is influenced by a wide variety of factors, including the following:

          +    the popularity of certain types of stone;

          +    architectural styles;

          +    cultural and demographic trends;

          +    marketing and advertising expenditures; and

          +    general economic conditions.

Because these factors can change, customer demand also can shift. Certain of the Company's new dimensional stone products may be successfully marketed for only a limited time. The Company may not always be able to respond to changes in customer taste and demand because of the amount of time and financial resources that may be required to bring new products to market. The inability to respond to market changes could have an adverse impact on the Company's operations. See
Item 1, "Description of Business - Products."

THE COMPANY DEPENDS ON NEW PRODUCTS

         The Company historically has focused on producing dimensional stone products in traditional colors, styles, and finishes. The Company's operating results will depend to a significant extent on its ability to continue to develop and introduce new dimensional stone products on a timely basis. Those products must compete effectively on the basis of price and must address customer requirements. The success of new product introductions depends on various factors, including the following:

          +    proper new product selection;

          +    successful sales and marketing efforts;

          +    timely production and delivery of new products; and

          +    consumer acceptance of new products.

New products may not receive or maintain substantial market acceptance. The Company's future operating results could be adversely affected if the Company is unable to design, develop, and introduce competitive products on a timely basis. See Item 1, "Description of Business - Products."

THE COMPANY FACES INTENSE COMPETITION

         The dimensional stone products markets are highly fragmented and extremely competitive. The Company competes with many domestic and international companies, some of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses.

         The Company believes that its relationships with many of the leading dimensional stone processing equipment manufacturers, importers, and distributors represent a significant advantage over its competitors in the dimensional stone products industry. Accordingly, the Company strives to develop and strengthen these relationships. The Company's ability to compete successfully depends on a number of factors both within and outside its control. These factors include the following:

          + the quality, appearance, uniqueness, pricing, and diversity of its products;

          +    the continued popularity of its available stone products;

          +    the quality of its customer services;

          + its ability to recognize industry trends and anticipate shifts in consumer demands;

          +    its success in designing and marketing new products;

          + the availability of adequate sources of manufacturing capacity and the Company's ability to meet delivery schedules;

          +    its efficiency in filling customer orders;

          + its ability to develop and maintain effective marketing programs that enable it to sell its products;

          +    product introductions by the Company's competitors;

          + the number, nature, and success of its competitors in a given market; and

          + general market and economic conditions, including trends in the residential and commercial building industries in the United States and other countries.

The Company currently competes principally on the basis of

          +    the increasing popularity of dimensional stone products;

          +    the color, quality, and appeal of its products;

          +    product design;

          +    the prices and availability of its products; and

          + its ability to deliver products to market sooner than overseas manufacturers of competing products.

The Company cannot provide assurance that it will continue to be able to compete successfully in the future.

THE CYCLICAL NATURE OF THE UNITED STATES CONSTRUCTION INDUSTRY MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS

         The Company's dimensional stone products are installed primarily in new and remodeled luxury residences, upscale commercial buildings, and hotels throughout the United States. The level of construction activity in the United States has remained at a relatively high level in recent years, which has contributed significantly to the demand for the Company's products and growth of the Company's business since 1995. The U.S. construction industry, however, is extremely cyclical. A variety of factors influence the construction industry and therefore indirectly influence demand for the Company's products. These factors, all of which are outside the Company's control, include the following:

          + housing demand and commercial real estate and hotel vacancy and absorption rates;

          +    affordability of housing and commercial real estate;

          +    availability of financing;

          +    interest rates; and

          +    general economic conditions, including

               --   growth in gross domestic product;
               --   regional and local economic trends and outlook;
               --   shifting demographic trends;
               --   levels of unemployment; and
               --   consumer confidence.

Construction activity may fluctuate or decline significantly from time to time in the future as a result of these factors. A decrease in demand for the Company's products as a result of downturns in construction activity could have a material adverse effect on the Company's financial condition and results of operations.

THE COMPANY EXPERIENCES SEASONAL FLUCTUATIONS IN SALES

         The second and third calendar quarters of each year generally are characterized by higher sales of dimensional stone products because of the increased level of residential construction activities during those months. Seasonal fluctuations in quarterly sales may require the Company to take temporary measures, including increased personnel, borrowings, and other operational changes, and could result in unfavorable quarterly earnings comparisons. The Company also may be subject to periodic declines experienced by the building industry in general. See Item 1, "Special Considerations - The Cyclical Nature of the United States Construction Industry May Adversely Impact the Company's Business."

THE COMPANY MUST EFFECTIVELY MANAGE ITS GROWTH

         Since  1993,   the  Company's   business   operations   have  undergone
significant changes and growth, including the following:

          + locating, obtaining the rights to develop, and developing its sources of stone;

          +    emphasis on and expansion of its dimensional stone product lines;
               and

          +    significant investments in facilities, equipment, and tooling.

The Company's ability to effectively manage any significant future growth will require it to

          + further enhance its operational, financial, management, and internal control systems;

          +    expand its facilities and equipment;

          +    produce and receive products on a timely basis; and

          +    successfully hire, train, and motivate additional employees.

The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's operations. The Company may be required to increase staffing and incur other expenses as well as to make expenditures on capital equipment and manufacturing facilities in order to meet the anticipated demand of its customers. Changing consumer tastes can significantly affect sales of the Company's dimensional stone products, and customers for the Company's products generally do not commit to firm orders for more than a short time in advance. The Company's profitability would be adversely affected if the Company increases its expenditures in anticipation of future orders that do not materialize. Certain customers also may increase orders for the Company's products on short notice, which could place an excessive short-term burden on the Company's resources.

THE COMPANY DEPENDS ON KEY PERSONNEL

         The Company's development and operations to date have been, and its proposed operations will be, substantially dependent upon the efforts and abilities of its senior management, including Franklin Cunningham, the Company's Chairman of the Board, President, and Chief Executive Officer. The loss of services of one or more of its key employees, particularly Mr. Cunningham, could have a material adverse effect on the Company. The Company does not maintain key person life insurance on the life of Mr. Cunningham or any of its other officers.

MANAGEMENT OWNS A MAJORITY OF THE COMPANY'S COMMON STOCK

         The directors and executive officers of the Company and the officers of the Company's Mexican subsidiaries currently own approximately 71.1% of the Company's outstanding Common Stock. Accordingly, such shareholders collectively have the power to elect all of the members of the Company's Board of Directors and thereby to control the business and policies of the Company.

THE COMPANY FACES RISKS ASSOCIATED WITH "YEAR 2000" COMPLIANCE

         Many currently installed computer systems and software products may not function property when processing transactions that include dates on and after January 1, 2000. The Company currently is upgrading its internal computer network to improve its management information systems in general, as well as to ensure that its systems will not malfunction as a result of "Year 2000" issues. Any failure to achieve Year 2000 compliance by the Company or third parties that the Company's business relies upon could have a material adverse effect on the Company's business, financial condition, or results of operations. See Item 6, "Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

THE COMPANY'S STOCK IS THINLY TRADED AND MAY EXPERIENCE PRICE VOLATILITY

         The Company's Common Stock currently is quoted in the National Quotation Bureau's "Pink Sheets." The trading volume of the Company's Common Stock historically has been limited, and there can be no assurance that an active public market for the Company's Common Stock will be developed or sustained. The trading price of the Company's Common Stock in the past has been, and in the future could be, subject to wide fluctuations. See Item 5, "Market for Common Equity and Related Stockholder Matters." These fluctuations may be caused by a variety of factors, including the following:

          +    quarterly variations in the Company's operating results;

          + actual or anticipated announcements of new products by the Company or its competitors;

          +    changes  in  analysts'   estimates  of  the  Company's  financial
               performance;

          +    general  conditions in the markets in which the Company competes;
               and

          +    worldwide economic and financial conditions.

The stock market in general also has experienced extreme price and volume fluctuations that have particularly affected the market prices for many rapidly expanding companies and often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

PENNY  STOCK  RULES MAY MAKE  BUYING  OR  SELLING  THE  COMPANY'S  COMMON  STOCK
DIFFICULT

         The Company's Common Stock in the past has been, and from time to time in the future may be, subject to the "penny stock" rules as promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In the event that no exclusion from the definition of a "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in the Company's Common Stock will be required to provide each customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of the Company's Common Stock to dispose of their shares.

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF THE COMPANY'S COMMON STOCK

         Sales of substantial amounts of Common Stock by shareholders of the Company, or even the potential for such sales, are likely to have a depressive effect on the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities. Of the 32,703,768 shares of Common Stock outstanding as of March 26, 1999, approximately 3,600,000 shares are eligible for resale in the public market without restriction unless held by an "affiliate" of the Company, as that term is defined under applicable securities laws. The approximately 29,104,000 remaining shares of Common Stock currently outstanding are "restricted securities," as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption therefrom. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company or an affiliate of the Company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of the Company's then-outstanding Common Stock or, if the shares are quoted on a stock exchange or Nasdaq, the average weekly trading volume for the four weeks prior to the proposed sale of such shares. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about the Company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company or from an affiliate of the Company is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. An aggregate of 23,081,445 shares held by the Company's officers and directors currently are available for sale under Rule 144.

THE COMPANY DOES NOT PLAN TO PAY CASH DIVIDENDS

         The Company has never paid any cash dividends on its Common Stock and does not currently anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply earnings to the expansion and development of its business.

CHANGE IN CONTROL PROVISIONS MAY ADVERSELY AFFECT EXISTING STOCKHOLDERS

         The Company's Articles of Incorporation and Nevada law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interests of shareholders. The Articles of Incorporation also authorize the Board of Directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting, liquidation, dividend, conversion, or other rights that adversely affect or dilute the voting power of the holders of Common Stock.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS IN THIS REPORT

         Certain statements and information contained in this Report concerning future, proposed, and anticipated activities of the Company; certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the dimensional stone industry in general; and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially from such forward-looking statements include those discussed under this Item 1, "Special Considerations" and elsewhere in this Report.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases a facility in Phoenix, Arizona, containing approximately 10,000 square feet. The lease term expires in December 2002, with two five-year renewal options. The Company uses approximately 3,000 square feet of the facility for its corporate offices and showroom and approximately 7,000 square feet for warehouse space. Franklin E. Cunningham, the Company's Chairman of the Board, President, and Chief Executive Officer, acquired this building in January 1999. See Item 13, "Certain Relationships and Related Transactions."

         The Company owns approximately 5.4 acres of land in Durango, Durango, Mexico where its dimensional stone processing facilities are located. The Company owns four buildings, containing an aggregate of approximately 65,000 square feet, located on this property. The Company utilizes these facilities for its stone processing, finishing, selection, and warehousing operations and for offices.

ITEM 3. LEGAL PROCEEDINGS

         In September 1998, the Company, through one of its Mexican subsidiaries, initiated litigation with Multibanco Comermex S.A. and Banca Serfin S.A. ("Banca Serfin") for the release of the lien against certain trust assets. The lawsuit alleges that the debt owed by the Company to Banca Serfin is much less than the bank has claimed. The bank claims that the Company owes approximately $900,000. The Company is vigorously litigating its position that it has repaid all borrowings owed to Banca Serfin. The Company established a reserve of approximately $900,000 in 1997 to cover any damages resulting from the lawsuit and is no longer accruing interest related to the balance on its financial statements. Although the Company believes that the expected outcome of this matter will not have a material adverse effect on the results of operations or the financial condition of the Company, there can be no assurance that the Company will achieve a favorable outcome in this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock currently is quoted in the National Quotation Bureau's "Pink Sheets" under the symbol "WWST." The Company has no shares of preferred stock outstanding. The following table sets forth the quarterly high and low closing sale prices of the Company's Common Stock for the calendar periods indicated.

                                                           COMMON STOCK
                                                        ------------------
                                                        HIGH           LOW
                                                        ----           ---
    1996:
       First Quarter..................................  $ 0.50       $0.25
       Second Quarter.................................    0.25        0.25
       Third Quarter..................................    0.88        0.50
       Fourth Quarter.................................    0.63        0.03

    1997:
       First Quarter..................................  $ 0.34       $0.06
       Second Quarter.................................    0.34        0.06
       Third Quarter..................................    0.50        0.03
       Fourth Quarter.................................    0.50        0.03

    1998:
       First Quarter..................................  $ 0.22       $0.03
       Second Quarter.................................    0.63        0.03
       Third Quarter..................................    0.21        0.03
       Fourth Quarter.................................    0.06        0.03

    1999:
       First Quarter (through March 26, 1999).........  $ 0.10       $0.02

         As of March 26, 1999, there were approximately 500 holders of record of the Company's Common Stock. On March 26, 1999, the closing sales price of the Company's Common Stock on the National Quotation Bureau's "Pink Sheets" was $0.02 per share.

         The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report. The data for fiscal 1998 and 1997 has been derived from the financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The data for fiscal 1996 has been derived from the financial statements of the Company audited by Mark Shelley, CPA.

                                                                  YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                            1998           1997           1996
                                                            ----           ----           ----
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales............................................  $ 4,267,938      $ 3,111,918    $ 1,928,733
Cost and expenses:
    Cost of sales....................................    2,042,064        1,679,015      1,042,384
    Selling, general and administrative..............    1,290,600        1,015,835        675,716
    Depreciation and amortization....................       42,276           21,385         11,299
                                                       -----------      -----------    -----------
Operating income ....................................      892,998          395,683        199,334
Interest income (expense) and other, net.............      (62,379)          63,980         (5,656)
                                                       -----------      -----------    -----------
Income before benefit from (provision for)
  income taxes.......................................      830,619          459,663        193,678
Benefit from (provision for) income taxes............           --          300,000            (50)
                                                       -----------      -----------    -----------
Net income ..........................................  $   830,619      $   759,663    $   193,628
                                                       ===========      ===========    ===========
Basic and diluted earnings per common share and
    common share equivalent (1)......................  $      0.02      $      0.02    $      0.01
                                                       ===========      ===========    ===========
Basic and diluted weighted average number of
    common shares and common share equivalents
    outstanding (1)..................................   34,687,330       35,073,683     34,727,786

CONSOLIDATED BALANCE SHEET DATA
    (AT END OF PERIOD):
Cash.................................................  $   279,167      $   221,660    $    43,756
Working capital(2)...................................      283,376         (294,750)       342,040
Total assets.........................................    5,818,209        5,086,418      3,980,588
Notes payable to banks and long-term debt............      204,459          305,889        169,334
Total stockholders' equity...........................    4,399,742        3,571,384      2,811,721

----------
(1) Because the Company has no outstanding convertible securities or other common stock equivalents, the amounts reported for basic and diluted earnings per share are the same and the amounts reported for basic and diluted weighted average common shares are the same.
(2) The decrease in working capital in fiscal 1997 was primarily attributable to a reclassification of debt on the Company's financial statements from long-term to current liabilities as a result of the Company's dispute with Banca Serfin over the amounts owed. See Item 3, "Legal Proceedings."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company quarries, manufactures, and markets a wide variety of dimensional stone products. The Company extracts marble limestone and travertine blocks from quarries located in Mexico. The Company then transports the blocks to plants operated by its wholly owned Mexican subsidiaries in Durango, Durango, Mexico, where the blocks are cut, honed, polished or tumbled, then dimensioned and packaged. The Company markets its dimensional stone products primarily in the United States and Canada through distributors, dealers, and designers. The Company also sells a small quantity of its products in Europe.

         The Company began producing and marketing its current line of Durango Stone(TM) products in 1994. The Company has concentrated on expanding its facilities, upgrading its equipment, and training its employees to produce larger quantities of high-quality dimensional stone products at reduced costs per square foot. The Company introduced its "Truly Tumbled" Durango Stone(TM) products in November 1996. The Company initiated marketing efforts for this new product during 1997 and has achieved successful levels of sales to date. The Company believes that production of this product will continue to be profitable due to economies of scale and further utilization of existing machinery.

         During 1997, the Company focused on increasing sales, reducing production costs, and expanding production capacity. The Company expanded its Mexican facilities from approximately 30,000 square feet to approximately 40,000 square feet in order to house additional machinery purchased during 1997 and to provide expanded warehouse space. During 1997, the Company also doubled quarry production by adding new diamond wire saws and drillers. The Company financed all of its 1997 improvements, construction, and equipment purchases through cash flows from operations. The Company's employees reworked and installed new and used machinery and the entire project was completed with a relatively small investment.

         During 1998, the Company upgraded some of the equipment at its existing factories as production at those facilities approached capacity. The Company also placed orders for several new pieces of equipment and began construction of a third production facility adjacent to its two existing factories. The new facility will produce large marble limestone slabs. The Company plans to market these slabs to wholesale distributors, contractors, and other end-users as partially finished slabs, which can be cut to finished size prior to installation, and as fully finished slabs cut to standard or custom dimensions and shipped as ready-to-install panels. The new factory also will produce slabs that the Company will use for processing into tiles in its existing factories. The Company anticipates that the cost to build and equip this facility will be approximately $2.0 million. As of the date of this Report, the Company has funded approximately $500,000 of the costs of the facility from operations and has received a commitment for an additional $1,050,000. See "Liquidity and Capital Resources," below. The Company intends to use cash flows from operations to finance the balance of the costs to build and equip the new facility. The Company currently expects that it will complete the new facility and begin production of slabs in the fourth quarter of 1999. The Company believes that there is significant demand for the type of products that the new facility will produce and that sales of these products will contribute significantly to the Company's revenue and profitability in future periods. These expectations for sales and profitability may not be met, however, for a variety of reasons. See
Item 1, "Special Considerations."

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         REVENUE. The Company's revenue for the year ended December 31, 1998 totaled $4,267,938, which represents a 37% increase over revenue of $3,111,918 for the year ended December 31, 1997. The Company attributes the increase in revenue to (a) greater market acceptance and demand for its products as a result of expanded sales and marketing efforts and the increase in its customer base of authorized stocking distributors and wholesale distributors; and (b) increased productivity and production volume due to improved utilization of factory capacity through expanded work shifts, upgrades and enhancements to existing machinery, and the installation of new machinery.

         COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold increased to $2,042,064 during the year ended December 31, 1998 from $1,679,015 during the year ended December 31, 1997. This increase is attributed to the corresponding increase in sales during the same period. Gross profit increased to $2,225,874, or 52% of revenue, in fiscal 1998 from $1,432,903, or 46% of revenue, in fiscal 1997. The increase in gross profits as a percentage of revenue reflects the Company's ability to increase productivity and production volume while controlling production costs even as sales increased.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased 27% to $1,290,600 in the year ended December 31, 1998 from $1,015,835 in the year ended December 31, 1997. The increase is attributable primarily to (a) increased salaries and additional sales and administrative personnel; (b) increased expenditures for advertising, attendance at trade shows, travel, and development of the Company's web-site; and (c) increased legal and accounting expenses. The increased salaries, travel, advertising, and trade show expenditures contributed to the Company's increased revenue during fiscal 1998. Included in selling, general, and administrative expenses for fiscal 1997 are charges taken in the fourth quarter for (1) approximately $95,000 of additional accruals to create a reserve for the maximum potential loss related to the contested Mexican bank loan; (2) approximately $105,000 in additional accruals related to various Mexican taxes and other administrative expenses; and (3) a charge of approximately $100,000 taken to write off various loans and receivables deemed uncollectible by the Company. Excluding the one-time charges taken in the fourth quarter of fiscal 1997, selling, general, and administrative expense increased to approximately 30% of revenue during fiscal 1998 from approximately 23% of revenue in fiscal 1997 as a result of the increased expenditures described above.

         DEPRECIATION AND AMORTIZATION. Total depreciation and amortization for the years ended December 31, 1998 and 1997 was $331,534 and $273,895, respectively. Depreciation expense included in cost of goods sold as indirect overhead for the years ended December 31, 1998 and 1997 amounted to $289,258 and $252,510, respectively. Depreciation and amortization of $42,276 in 1998 and $21,385 in 1997 was allocated and directly related to other costs and expenses for those fiscal years. The Company anticipates depreciation expense will continue to increase as it expands its operations by purchasing additional property, plant, and equipment during 1999 and subsequent years.

         OTHER INCOME (EXPENSE), NET. Other expense in fiscal 1998 was $62,379, as compared with other income of $63,980 in fiscal 1997. In fiscal 1998, interest expense increased approximately $23,000 due to debt finance charges on an equipment note established in December 1997. The Company experienced a loss on currency remeasurement of $38,399 due to the devaluation of the Mexican peso during 1998. Interest expense for the year ended December 31, 1997, was approximately $9,000, which is net of a fourth quarter reversal of approximately $52,000 of interest expense previously accrued during the first six months of 1997 for the disputed Mexican bank debt. The reversal relates to the Company's policy to no longer accrue interest on the disputed balance of Mexican bank debt. See Item 3, "Legal Proceedings."

         NET INCOME BEFORE INCOME TAXES. Net income before income taxes for fiscal 1998 increased 81% to $830,619 over net income before income taxes of $459,663 in fiscal 1997. This increase is primarily the result of an increase in revenue and margins on that revenue.

         (PROVISION FOR) BENEFIT FROM INCOME TAXES. The Company utilized a portion of its net operating loss carryforwards in 1998, and therefore recorded no provision for income taxes in 1998. Because the Company determined that it is more likely than not that it will utilize a portion of the remaining net operating loss carryforwards in 1999, there was no change in the Company's deferred tax asset of $300,000 originally recorded in fiscal 1997. As of December 31, 1998, the Company had a net operating loss carryforward balance of approximately $800,000 from losses incurred in the early 1990's.

         NET INCOME. Net income for fiscal 1998 increased to $830,619 over net income of $759,663 in fiscal 1997 as a result of the factors described above. Net income for fiscal 1998 did not include any income tax benefit, while net income for fiscal 1997 included the $300,000 benefit from income taxes described above.

SEASONALITY

         The Company historically has experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodelling. The Company increased sales and marketing efforts during fiscal 1998 to improve sales during the fourth quarter. The Company also may be subject to periodic declines experienced by the building industry in general.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased to a positive position of $283,376 at December 31, 1998 from a deficit position of $294,750 at December 31, 1997. Current assets increased to $1,598,945 at December 31, 1998 from $1,007,411 at December 31, 1997. These increases were due primarily to increased sales, which resulted in increases in cash, accounts receivable, and a build-up of inventory.

         The Company's operating activities provided net cash of $739,429 during the year ended December 31, 1998. The major element contributing to net operating cash flow was earnings from operations.

         The Company invested $580,492 during fiscal 1998 to enhance its factories and to purchase equipment and machinery, primarily in Mexico. The Company intends to acquire additional property, plant, and equipment during 1999 and in future years in order to continue its current sales volume increases and to accommodate anticipated increases in demand for its products. As of December 31, 1998, the Company had commitments to purchase approximately $1.4 million of equipment for its new slab factory being constructed in Mexico. During March 1999, the Company obtained a commitment for lease financing of up to $1,050,000 for equipment to be installed in the new slab factory. The commitment includes a five-year lease term with an option to purchase the equipment for $1.00 at the end of the term. The Company currently anticipates that the lease financing will be completed during the second quarter of 1999. The Company intends to use cash flows from operations to finance the balance of the costs to build and equip the new facility.

         In December 1997, the Company obtained $190,000 in long-term debt to fund equipment purchases for its operations in Mexico. The bank financing consists of a promissory note that bears interest at the rate of the bank's prime rate plus 2.0%. The note matures on December 8, 2000. The balance on the note was approximately $132,000 at December 31, 1998. The Company's net payments for long-term debt and capital leases in 1998 totaled approximately $94,000.

         The Company anticipates that its current cash resources, expected cash flow from operations, and the equipment financing described above will be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs resulting from construction of new facilities (other than the new slab production facility) or acquisitions of additional equipment or additional business operations. However, the Company may be required to obtain additional capital to fund its planned growth during the next 12 months and beyond, particularly for expansion of the Company's facilities and operations in Mexico. Potential sources of any such capital may include the proceeds from bank financing, strategic alliances, and offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse effect on the Company's business.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements, the notes thereto, and the reports thereon commencing at page F-1 of this Report, which financial statements, notes, and reports are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective February 18, 1998, the Company dismissed Mark Shelley, CPA ("Shelley") and engaged Arthur Andersen LLP ("Arthur Andersen") as its independent public accountants. The change in independent public accountants was approved by the Board of Directors of the Company. Shelley's report on the financial statements of the Company for the year ended December 31, 1996, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the term of Shelley's engagement, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Shelly, would have caused him to make reference to the subject matter of the disagreement in connection with his report. Prior to retaining Arthur Andersen, the Company had not consulted with Arthur Andersen regarding the application of accounting principles or the type of opinion that might be rendered on the Company's financial statements. The Company has authorized Shelley to respond fully to inquiries from Arthur Andersen.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the Company's directors and executive officers.

            NAME             AGE              POSITION HELD
            ----             ---              -------------
Franklin E. Cunningham       47      Chairman of the Board, President, and
                                       Chief Executive Officer
Spencer W. Cunningham        50      Executive Vice President, Chief Financial
                                       Officer, Treasurer, and Director
Lee M. Cunningham            48      Vice President and Director
Timothy H. Ligget            39      Chief Accounting Officer and Director
Michael D. Nafziger          44      Director of National Sales, Secretary,
                                       and Director
L. Ernest Whitesel           62      Director

         FRANKLIN E. CUNNINGHAM founded the Company and has served as its President and Chief Executive Officer since August 1989 and as Chairman of the Board since November 1991. Mr. Cunningham served as the Company's Treasurer from August 1989 to March 1998. From 1983 to 1989, Mr. Cunningham served as a consultant and agent to various architectural stone and ceramic tile materials and equipment suppliers, manufacturers, manufacturer representatives, distributors, architects, and designers in the United States, Italy, Germany, Taiwan, Spain, Portugal, India, Turkey, and Indonesia. Mr. Cunningham has been involved in various aspects of the architectural stone and ceramic tile industry since 1973. Mr. Cunningham is the husband of Lee M. Cunningham and the brother of Spencer W. Cunningham.

         SPENCER W. CUNNINGHAM has served as Executive Vice President and as a director of the Company since August 1994, as Treasurer of the Company since March 1998, and as Chief Financial Officer of the Company since November 1998. Mr. Cunningham also served as Vice President of the Company from August 1989 until May 1991. From January 1985 to November 1991, Mr. Cunningham operated a real estate construction company and served as an independent business development consultant in Ohio and Arizona. Mr. Cunningham was employed as an association group insurance administrator and broker from 1980 through 1984. Mr. Cunningham is the brother of Franklin E. Cunningham and the brother-in-law of Lee M. Cunningham.

         LEE M. CUNNINGHAM has served as a director of the Company since September 1990. Mrs. Cunningham served as Secretary of the Company from September 1990 to November 1998 and has served as Vice President since November 1998. Mrs. Cunningham also served as Secretary of the Company from October 1989 to March 1990. Mrs. Cunningham is a licensed general contractor in the State of Arizona and has been engaged in various aspects of the interior design and furnishings, building products and building construction, and importing industries since 1973. Mrs. Cunningham also is active as a consultant in human resources and leadership, and facilitates seminars for professional growth. Mrs. Cunningham is the wife of Franklin E. Cunningham and the sister-in-law of Spencer W. Cunningham.

         TIMOTHY H. LIGGET has served as Chief Accounting Officer and as a director of the Company since November 2, 1998. Mr. Ligget has served in several management positions in public accounting firms and in private industry since 1981. He is a Certified Public Accountant in the state of Arizona.

         MICHAEL D. NAFZIGER has served as the Company's Director of National Sales as a director of the Company since August 1996, and as Secretary of the Company since November 1998. Mr. Nafziger served as the Company's Director of Operations from November 1995 to August 1996. Prior to joining the Company, Mr. Nafziger served as Vice President - Marketing for Genesis Technology Group from 1981 to 1983 and as President of Ultraset/Profinish from 1983 to 1991. Mr. Nafziger was self-employed as a consultant from 1991 until November 1995.

         L. ERNEST WHITESEL has served as a director of the Company since November 1992. Mr. Whitesel has engaged in business investing activities as President of Hallmark Enterprises, Inc. since March 1991. Mr. Whitesel served as the principal partner in a general insurance agency from 1981 to 1990.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, officers, and persons who own more than 10% of a registered class of the
Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). SEC regulations require directors, officers, and greater than 10% stockholders to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon the Company's review of the copies of such forms for the year ended December 31, 1998 received by it and written representations that no other reports were required, the Company believes that each person who was a director, officer, or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year, except that Timothy H. Ligget filed a late report on Form 3 disclosing his beneficial ownership of the Company's securities as of the date he became an officer and director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         The following table sets forth certain information concerning the compensation earned by the Company's Chief Executive Officer for the fiscal years ended December 31, 1996, 1997 and 1998. No other officer of the Company received compensation of $100,000 or more during fiscal 1998.


                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION      ALL OTHER
                                             -------------------    COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR   SALARY ($)(1)  BONUS($)      ($)(2)
---------------------------         ----   -------------  --------  ------------

Franklin E. Cunningham              1998     $  83,333      $  0        $ 962
   Chairman of the Board, and       1997        72,000         0          962
   President and Chief Executive    1996        72,000         0           --
   Officer
----------
(1) Mr. Cunningham also received certain perquisites, the value of which did not exceed 10% of his salary and bonus during fiscal 1998.
(2) Amounts shown for fiscal 1998 represent premium payments for term life insurance.

         The Company offers its employees, including directors who also are employees of the Company, medical, dental, and life insurance benefits. The Company currently has no stock option plan or other incentive or long-term compensation plans for or agreements with directors, officers, or other key employees.

DIRECTORS' COMPENSATION

         Directors of the Company historically did not receive compensation for serving as members of the Company's Board of Directors and were not reimbursed for their expenses in attending meetings of the Board of Directors. In November 1998, the Board of Directors approved a program under which directors will receive $200 for each meeting attended in person or by telephone. In addition, the Company will reimburse directors for expenses related to out-of-town travel to attend Board of Directors meetings.

LIMITATION OF DIRECTORS' LIABILITY; INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND AGENTS

         The Company's Articles of Incorporation provide that no director or officer of the Company shall be personally liable to the Company or its stockholders for monetary damages for any breach of fiduciary duty by such person as a director or officer, except that a director or officer shall be liable, to the extent provided by applicable law, (i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or
(ii) for the payment of dividends in violation of restrictions imposed by Nevada laws. The effect of this provision in the Articles of Incorporation is to eliminate the rights of the Company and its stockholders, either directly or through stockholders' derivative suits brought on behalf of the Company, to recover monetary damages from a director or officer for breach of the fiduciary duty of care as a director or officer except in those instances provided under Nevada law.

         The Company's Bylaws require the Company to indemnify any person who incurs liability or expense by reason of such person acting as a director or officer of the Company, to the fullest extent allowed by Nevada law, except that indemnification is not permitted in relation to any matter in which such person is found to be liable for negligence or misconduct. In the event that an action, suit, or proceeding is settled, the Company may indemnify such person only in connection with such matters covered by the settlement as to which the Company is advised by counsel that the person to be indemnified did not commit such a breach of duty. The Bylaws define "expenses" to include, but not to be limited to, amounts of judgments, penalties or fines and interest thereon, costs, attorneys' fees, expert witness fees, and amounts paid in settlement, provided that such settlement is approved by the Company's Board of Directors before the Company indemnifies a person determined to be entitled to such indemnification.

         Section 78.751 of the Nevada General Corporation Law (the "Nevada GCL") provides that a corporation may indemnify its directors and officers against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by the director or officer in connection with an action, suit or proceeding in which the director or officer has been made or is threatened to be made a party, if the director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceeding, had no reason to believe that his or her conduct was unlawful. Any such indemnification may be made by the corporation only as ordered by a court or as authorized by the Company's stockholders or Board of Directors in a specific case upon a determination made in accordance with the Nevada GCL that such indemnification is proper in the circumstances. Under the Nevada GCL, indemnification may not be made for any claim, issue or matter as to which the director or officer has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to the corporation or for amounts paid in settlement by the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines that in view of all the circumstances of the case, the director or officer is fairly and reasonably entitled to indemnity for such expenses as the court deems proper. Under the Nevada GCL, to the extent that a director or officer of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding or in defense of any claim, issue or matter therein, the director or officer must be indemnified by the corporation against expenses, including attorneys' fees, actually and reasonably incurred by the director or officer in connection with the defense.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of the Company's Common Stock beneficially owned as of March 26, 1999 (i) by each of the Company's directors and executive officers; (ii) by all directors and executive officers of the Company as a group; and (iii) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock.

                                                        SHARES BENEFICIALLY
                                                             OWNED(2)
                                                 -----------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER(1)             NUMBER             PERCENT
---------------------------------------             ------             -------
DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
Franklin E. Cunningham                           18,119,695(3)           52.2%
Spencer W. Cunningham                             6,138,000(4)           17.7%
Lee M. Cunningham                                18,119,695(3)           52.2%
Timothy H. Ligget                                   170,000               *
Michael D. Nafziger                                       0               *
L. Ernest Whitesel                                   23,750               *
Jaime Muguiro Munos(5)                            2,280,000               7.0%
Alejandro Muguiro Munos(6)                        1,520,000               4.4%
All directors and executive officers
  as a group (eight persons)                     23,251,445              71.1%
----------
*Less than 1% of outstanding shares of Common Stock.

(1) Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law. Except as otherwise indicated, each of such persons may be reached through the Company at 5236 South 40th Street, Phoenix, Arizona 85040.
(2) The numbers and percentages shown include the shares of Common Stock actually owned as of March 26, 1999 and the shares of Common Stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person had the right to acquire within 60 days of March 26, 1999 are deemed to be held by such person for the purpose of computing the percentage of the shares of Common Stock owned by such person.
(3) The shares indicated are held jointly by Mr. and Mrs. Cunningham as husband and wife. Includes up to 5,000,000 shares that Spencer W. Cunningham has the right to acquire from Mr. and Mrs. Cunningham. See footnote 4.
(4) Represents 1,138,000 shares of Common Stock held by Mr. Cunningham and up to 5,000,000 shares that Mr. Cunningham has the right to acquire from Franklin and Lee Cunningham. See footnote 3.
(5) Mr. Munos is an officer and director of the Company's wholly owned subsidiary, Marmoles Muguiro, S.A. de C.V. Mr. Munos' address is c/o Marmoles Muguiro, S.A. de C.V., Boulevard Francisco Villa, Km 2 CD. Industrial, Durango, Durango, Mexico.
(6) Mr. Munos is an officer and director of the Company's wholly owned subsidiary, Marmoles Muguiro, S.A. de C.V. Mr. Munos' address is c/o Marmoles Muguiro, S.A. de C.V., Boulevard Francisco Villa, Km 2 CD. Industrial, Durango, Durango, Mexico.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In December 1995, the Company issued 2,000,000 shares of Common Stock to Jaime Muguiro Munos in exchange for the rights to extract stone from a quarry site in Chihuahua, Mexico. In December 1998, the Company and Mr. Munos rescinded that transaction. Accordingly, the Company transferred the quarry rights back to Mr. Munos and Mr. Munos surrendered the 2,000,000 shares of Common Stock to the Company. The Company now holds the shares as treasury stock.

         In January 1999, Franklin E. Cunningham, the Company's Chairman of the Board, President, and Chief Executive Officer acquired the building in Phoenix, Arizona, that the Company leases for its corporate offices, showroom, and warehouse space. The Company's lease for this building expires in December 2002, with two five-year renewal options. Rental payments to Mr. Cunningham under the lease will total approximately $57,000 during calendar 1999. Because the Company entered into this lease with a third party prior to Mr. Cunningham's acquisition of the building, the Company believes that the terms of the lease are no less favorable to the Company than it could obtain from non-affiliated parties.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER                                   EXHIBIT
------                                   -------
3.1      Articles of Incorporation of the Registrant(1)
3.2      Bylaws of Registrant, as amended to date(1)
4.1      Form of Certificate of Common Stock(1)
16       Letter Re: Change in Accountants(2)
27.1     Financial Data Schedule
----------
(1) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on November 19, 1998.
(2) Incorporated by reference to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on March 27, 1998.

(b)  REPORTS ON FORM 8-K.

         None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WORLD WIDE STONE CORPORATION


Date:  April 9, 1999              /s/ Franklin E. Cunningham
                                  ----------------------------------------------
                                  Franklin E. Cunningham, Chairman of the Board,
                                  President, and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                  CAPACITY                   DATE
---------                                  --------                   ----

/s/ Franklin E. Cunningham       Chairman of the Board,           April 9, 1999
-----------------------------    President, and Chief
Franklin E. Cunningham           Executive Officer
                                 (Principal Executive Officer)


/s/ Lee M. Cunningham            Vice President and Director      April 9, 1999
-----------------------------
Lee M. Cunningham


/s/ Spencer W. Cunningham        Executive Vice President,        April 9, 1999
-----------------------------    Chief Financial Officer,
Spencer W. Cunningham            Treasurer, and Director
                                 (Principal Financial Officer)

/s/ Michael D. Nafziger          Director of National Sales,      April 9, 1999
-----------------------------    Secretary, and Director
Michael D. Nafziger

/s/ Timothy H. Ligget            Chief Accounting Officer and     April 9, 1999
-----------------------------    Director (Principal Accounting
Timothy H. Ligget                Officer)

/s/ L. Ernest Whitesel           Director                         April 9, 1999
-----------------------------
L. Ernest Whitesel

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Public Accountants..................................   F-2

Consolidated Balance Sheet as of December 31, 1998........................   F-3

Consolidated Statements of Operations for the Years
    Ended December 31, 1998 and 1997......................................   F-4

Consolidated Statements of Shareholders' Equity for the Years
    Ended December 31, 1998 and 1997......................................   F-5

Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1998 and 1997......................................   F-6

Notes to Consolidated Financial Statements................................   F-7

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To World Wide Stone Corporation:


We have audited the accompanying consolidated balance sheet of WORLD WIDE STONE CORPORATION (a Nevada corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Stone Corporation and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  /s/ Arthur Andersen LLP

Phoenix, Arizona,
  April 9, 1999.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS
CURRENT ASSETS:
   Cash                                                             $   279,167
   Accounts receivable                                                  265,585
   Inventories (Note 2)                                                 885,478
   Prepaid expenses and other                                           168,715
                                                                    -----------
                  Total current assets                                1,598,945

PROPERTY, PLANT AND EQUIPMENT, net (Notes 2, 4, 5 and 6)              3,559,788

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
   accumulated amortization of $100,316 (Note 2)                        173,273

OTHER ASSETS:
   Other receivables (Note 8)                                           172,338
   Prepaid taxes                                                         13,865
   Deferred taxes (Note 7)                                              300,000
                                                                    -----------
                  Total assets                                      $ 5,818,209
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   124,294
  Accrued liabilities                                                   189,714
  Current portion of long-term debt (Note 4)                            101,561
  Other (Note 6)                                                        900,000
                                                                    -----------
                  Total current liabilities                           1,315,569

LONG-TERM DEBT, net of current portion (Note 4)                         102,898
                                                                    -----------
                  Total liabilities                                   1,418,467
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 100,000,000
     shares authorized, 34,703,768 issued, 32,703,768
     outstanding at December 31, 1998                                    34,704
   Additional paid-in capital                                         8,024,536
   Accumulated deficit                                               (3,537,237)
   Cumulative remeasurement adjustment                                   (2,261)
   Treasury stock, at cost, 2,000,000 shares                           (120,000)
                                                                    -----------
                  Total stockholders' equity                          4,399,742
                                                                    -----------
                  Total liabilities and stockholders' equity        $ 5,818,209
                                                                    ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                       1998            1997
                                                   -----------      -----------
REVENUE                                            $ 4,267,938      $ 3,111,918

COST OF GOODS SOLD                                   2,042,064        1,679,015
                                                   -----------      -----------
                  Gross profit                       2,225,874        1,432,903

COST AND EXPENSES:
   Selling, general and administrative               1,290,600        1,015,835
   Depreciation and amortization                        42,276           21,385
                                                   -----------      -----------
                  Income from operations               892,998          395,683
                                                   -----------      -----------
OTHER INCOME (EXPENSE):
   Interest income                                       7,645            5,627
   Interest expense                                    (31,625)          (9,213)
   Gain (loss) on foreign currency
     remeasurement (Note 2)                            (38,399)          67,566
                                                   -----------      -----------
                                                       (62,379)          63,980
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES                             830,619          459,663

BENEFIT FOR INCOME TAXES                                    --          300,000
                                                   -----------      -----------
                  Net income                           830,619          759,663

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Foreign currency remeasurement adjustment
     (Note 2)                                           (2,261)              --
                                                   -----------      -----------
                  Comprehensive income             $   828,358      $   759,663
                                                   ===========      ===========
EARNINGS PER SHARE
  Basic and diluted:
     Net income per share (Note 2)                 $       .02      $       .02
                                                   ===========      ===========
     Weighted average number of common
       shares outstanding                           34,687,330       35,073,683
                                                   ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                 Common Stock
                            ---------------------  Additional                Cumulative
                              Shares                Paid-in    Accumulated  Remeasurement  Treasury
                              Issued      Amount    Capital      Deficit     Adjustment      Stock        Total
                              ------      ------    -------      -------     ----------      -----        -----
BALANCE, December 31, 1996  35,425,868   $ 35,426  $7,903,814  $(5,127,519)   $    --      $      --   $ 2,811,721
 Return of stock from
   financial consultant
   (Note 9)                   (722,100)      (722)        722           --         --             --            --
 Net income                         --         --          --      759,663         --             --       759,663
                            ----------   --------  ----------  -----------    -------      ---------   -----------

BALANCE, December 31, 1997  34,703,768     34,704   7,904,536   (4,367,856)        --             --     3,571,384
 Acquisition of treasury
   stock (Note 3)                   --         --     120,000           --         --       (120,000)           --
 Cumulative remeasurement
   loss (Note 2)                    --         --          --           --     (2,261)            --        (2,261)
 Net income                         --         --          --      830,619         --             --       830,619
                            ----------   --------  ----------  -----------    -------      ---------   -----------
BALANCE, December 31, 1998  34,703,768   $ 34,704  $8,024,536  $(3,537,237)   $(2,261)     $(120,000)  $ 4,399,742
                            ==========   ========  ==========  ===========    =======      =========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                             1998       1997
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 830,619   $ 759,663
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                         331,534     273,895
      (Gain) loss on foreign currency remeasurement          38,399     (67,566)
      Reserve for Mexican bank debt (Note 6)                     --      94,834
      Deferred tax benefit                                       --    (300,000)
      Changes in certain assets and liabilities:
        Increase in accounts receivable                    (128,164)   (109,860)
        Increase in inventories                            (259,377)    (35,766)
        Increase in prepaid expenses and other             (146,486)    (14,093)
        Decrease in prepaid taxes                             5,048      49,662
        (Increase) decrease in other receivables             62,993    (133,227)
        Increase (decrease) in accounts payable              31,720     (20,922)
        Increase (decrease) in accrued liabilities          (26,857)    169,483
                                                          ---------   ---------

          Net cash provided by operating activities         739,429     666,103
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment, net          (580,492)   (624,754)
                                                          ---------   ---------

          Net cash used in investing activities            (580,492)   (624,754)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt                          101,450     180,004
  Payment on short-term notes payable                            --     (43,449)
                                                          ---------   ---------
          Net cash (used in) provided by financing
            activities                                      101,450     136,555
                                                          ---------   ---------

NET INCREASE IN CASH                                         57,507     177,904

CASH, beginning of year                                     221,660      43,756
                                                          ---------   ---------

CASH, end of year                                         $ 279,167   $ 221,660
                                                          =========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                  $  31,625   $   9,213
                                                          =========   =========

  Cash paid for income taxes                              $      --   $      --
                                                          =========   =========
  Noncash financing activities:
    Acquisition of treasury stock through additional
       paid-in capital                                    $ 120,000   $      --
                                                          =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

(1)   NATURE OF OPERATIONS:

World Wide Stone Corporation, a Nevada corporation, and its subsidiaries (collectively, the Company) quarries, manufactures and markets a wide variety of dimensional stone products. Stone is cut, finished and packaged at its two factories which operate in Durango, Mexico. The Company quarries, manufactures, and markets a wide variety of dimensional stone products. Dimensional stone products consist of natural stone that is cut to standard sizes or to sizes specified in architectural designs. The Company's products are used for both interior and exterior applications in residential and commercial buildings, primarily as floor, wall, and patio tiles, decorative trim and architectural accents, countertops and tabletops, and panels. The Company markets and distributes its products throughout the United States, Canada and Europe, primarily on a wholesale basis through approximately 25 authorized stocking distributors and more than 250 wholesale distributors, as well as architects, residential and commercial developers, installation contractors, and designers.

     MANAGEMENT PLANS AND SPECIAL CONSIDERATIONS

The Company has experienced rapid growth over the last five years. Management believes that two major equipment purchases during 1997 and purchases of additional machinery in 1998 allowed the Company to significantly increase production in its tumbled finish plant located in Durango, Mexico. The Company believes that this will lead to continued growth in revenue in 1999.

The Company is currently constructing its third factory, which is anticipated to double existing production. The new factory will produce large marble limestone slabs. The Company plans to market these slabs to wholesale distributors, contractors, and other end-users as partially finished slabs, which can be cut to finished size prior to installation, and as fully finished slabs cut to standard or custom dimensions and shipped as ready-to-install panels. The Company anticipates that the total cost to build and equip this factory will be approximately $2.0 million. The Company believes that there is significant demand for the type of products that the new factory will produce and that sales of these products will contribute significantly to the Company's revenue and profitability in future periods. Continued growth is expected to be directly proportional to the amount of capital available to enable the Company to develop its quarries, acquire machinery, construct buildings, and process finished stone products (see Note 10).

The Company currently obtains substantially all of its stone blocks from two quarry sites in Coahuila, Mexico. The Company believes that the stone extracted from these sites possesses distinctive characteristics in terms of color and quality that make this particular type of marble limestone unique. The Company extracts stone from these quarries pursuant to existing lease arrangements with the owners of the land. Under the lease agreements, the Company pays a royalty based upon the number of cubic meters of stone extracted from the site. The Company believes that these quarry sites will be sufficient to meet the Company's requirements for this type of marble limestone for an indefinite period of time at management's anticipated levels of production. Although the Company currently has secured long-term leases for its primary quarry sites, the inability to continue to extract sufficient quantities of stone from these sites for even a short period of time would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company would be able to locate an alternative source of stone with desirable characteristics on a timely basis in the event that it is unable to obtain stone from its primary quarry sites.

The Company depends upon third-party contractors to extract stone blocks from the Company's leased quarry sites in Mexico. Although the Company owns some of the tools, equipment, and supplies utilized in the quarrying process, the Company has limited control over the quarrying process. As a result, any difficulties encountered by the third-party contractors that result in production delays or the inability to fulfill orders on a timely basis could have a material adverse effect on the Company. The Company does not have long-term contracts with its third-party contractors. The Company has experienced short-term interruptions in services from its third-party contractors in the past and was able to take temporary measures to avoid prolonged disruption to its operations. Although the Company believes it would be able to secure other third-party contractors that could conduct quarrying operations for the Company, the Company's operations could be adversely affected if it lost its relationship with any of its current contractors. The Company does not maintain an inventory of sufficient amounts to provide protection for any significant period against an interruption of supply, particularly if it were required to utilize an alternative source of supply.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of World Wide Stone Corporation and its wholly owned subsidiaries, Cantera Stone, Inc. (a Nevada corporation), Marmoles Muguiro, S.A. de C.V., (a Mexican corporation) and Sociedad Piedra Sierra, S.A. de C.V (a Mexican corporation). All material intercompany transactions, accounts, and balances have been eliminated.

     SEGMENT REPORTING

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 superseded SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for reporting information about operating segments, products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, and does not affect the reporting requirements of the Company as it operates in one reportable segment under the criteria outlined in SFAS No. 131.

     INVENTORIES

Inventories are stated at the lower of cost or market with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories and cost of goods sold include all operating expenses incurred at the two plants in Mexico. Inventories as of December 31, 1998 were located at the plants in Durango, Mexico, at a warehouse in Phoenix, Arizona, and at a bonded warehouse in El Paso, Texas.

Inventories at December 31, 1998 consist of the following:

                  Finished goods         $ 868,416
                  Work in process            9,860
                  Raw materials              7,202
                                         ---------
                                         $ 885,478
                                         =========

     COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

The cost in excess of net assets acquired is being amortized on a straight-line basis over 15 years. Amortization expense for the years ended December 31, 1998 and 1997 amounted to $18,239 for each period.

     PROPERTY, PLANT AND EQUIPMENT

Major renewals or betterments are capitalized while maintenance costs and repairs are expensed in the period incurred. Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.

Depreciation expense included in cost of goods sold as indirect overhead for the years ended December 31, 1998 and 1997 amounted to $289,258 and $252,510, respectively.

     LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

     REVENUE RECOGNITION

Revenue is recognized upon product shipment to the customer from the warehouses in Arizona or Texas, or the factory in Durango, Mexico.

     USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The carrying amounts of cash, receivables and accounts payable approximate fair values since they are short-term in nature. The carrying amounts of the Company's borrowings under the long-term debt instruments approximate fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     EARNINGS PER SHARE

The Company utilizes SFAS No. 128, EARNINGS PER SHARE, to compute basic and diluted earnings per share. Pursuant to SFAS No. 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is determined assuming that options and/or warrants were exercised at the beginning of each year or at the time of issuance. Because the Company has no outstanding convertible securities or other common stock equivalents, there is no difference between amounts reported for weighted average common shares and earnings per share for basic and diluted amounts.

     CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, consist primarily of receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers spread over a large geographic area. The Company's trade receivables are not secured.

     FOREIGN CURRENCY TRANSLATION

The Company's wholly-owned Mexican subsidiaries maintain their books and records in Mexican pesos. Their functional currency, however, is the U.S. dollar.
Therefore, these subsidiaries utilize the remeasurement method of foreign currency translation when consolidated.

The remeasurement method of foreign currency translation converts all monetary assets and liabilities from Mexican pesos to U.S. dollars at the current rate of exchange at the balance sheet date. All nonmonetary assets and liabilities are converted at the historical rates that were present when the particular transaction took place. Revenue and expenses from the statements of operations are converted from Mexican pesos to U.S. dollars at a weighted average conversion rate. Depreciation, amortization, and similar historical-cost-based expenses use a historical-based rate. Remeasurement gains or losses resulting from transactions that are short-term in nature are reported in the Company's consolidated statements of operations. Remeasurement gains or losses resulting from intercompany transactions that are long-term in nature are reported as a separate component of stockholders' equity.

(3) RELATED PARTY TRANSACTIONS:

On December 3, 1995, the Company acquired the rights to mine a deposit of green quartzite in the state of Chihuahua, Mexico. The Company exchanged 2,000,000 shares of its restricted common stock for these rights. Because the stock was issued to an officer of one of the Company's subsidiaries, the purchase of the lease rights was expensed in 1995. The entire transaction was rescinded in December 1998 and the shares of stock issued to the officer were returned to the Company and placed in treasury stock. The returned shares were valued using the closing price of the Company's stock as quoted in the National Quotation Bureau's "Pink Sheets" at the date of recission.

In January 1999, the Company began leasing its corporate offices in Phoenix, Arizona from an officer of the Company.

(4) LONG-TERM DEBT:

Long-term debt at December 31, 1998, consists of the following:

     Loan from bank,  interest at prime (7.75% at December 31,
     1998) plus 2% per annum, principal and interest payments
     of $6,175 due monthly through December 2000, secured
     by equipment                                                      $ 131,722

     Various loans, interest ranging from 10.9% to 12.0% per
     annum, principal and interest  payments  ranging from
     $432 to $597 due monthly through September 2001, secured
     by vehicles                                                          72,737
                                                                       ---------
                                                                         204,459
     Less - current portion                                              101,561
                                                                       ---------
     Total long-term portion                                           $ 102,898
                                                                       =========

Future maturities are as follows:

            Years Ending
            December 31,
            ------------
               1999                                                   $ 101,561
               2000                                                      96,968
               2001                                                       5,930
                                                                      ---------
                                                                      $ 204,459
                                                                      =========
(5) PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets.

Property and equipment at December 31, 1998 is comprised of the following:

                                                     Useful
                                                     Lives             Amount
                                                     -----             ------
   Land located in Mexico                               N/A         $   780,000
   Property, plant and specialty manufacturing
     systems located in Mexico                        40 years          795,252
   Machinery, equipment and various vehicles
     located in Mexico                              5-12 years        3,032,874
   Machinery, equipment and vehicles located
     in the U.S.                                       5 years          198,861
                                                                    -----------
                                                                      4,806,987
   Accumulated depreciation                                          (1,247,199)
                                                                    -----------
   Net property, plant and equipment                                $ 3,559,788
                                                                    ===========

All land, property, plant and specialty manufacturing systems located in Mexico are held in a Mexican land trust in Durango, Mexico. The trust is administered by Multibanco Comerex, S.A. for the benefit of Cantera Stone, Inc. The trust was established in 1991 in accordance with Mexican laws and regulations governing transactions involving Mexican real property purchased by foreign investors. Under the trust agreement, the Company is granted full rights of ownership (rights to construct, lease, sell, etc.) and, therefore, these amounts are reflected in the consolidated financial statements as assets owned by the Company.

(6) COMMITMENTS AND CONTINGENCIES:

     LITIGATION

In September 1998, Marmoles Muguiro S.A. de C.V. filed a lawsuit against Banca Serfin S.A. in Durango, Mexico. The lawsuit alleges that monies owed on the Company's line of credit are significantly less than the bank alleges. The bank has claimed the Company owes U.S. $900,000 (plus penalties and interest, which the bank has offered to waive) but the Company contends that the actual amount owed is substantially less. The debt is secured by property and land that are held in the Mexican trust (see Note 5). Under that agreement, assets held in trust secure the debt up to 1,400,000 pesos (approximately U.S. $140,000 at December 31, 1998).

Under the advisement of legal counsel, the Company recorded a liability (reflected in other current liabilities in the accompanying consolidated balance sheet) to cover the maximum potential loss resulting from the Bank's claim. The Company is no longer accruing interest related to the balance alleged by the bank. It is the opinion of management and its legal counsel that the expected outcome of this matter will not have a material adverse effect on the results of operations or on the financial condition of the Company. There can be no assurance, however, that the Company will obtain a favorable result to this lawsuit.

     OPERATING LEASES

The Company leases its corporate offices (see Note 3), vehicles and other properties under operating leases. Rent expense under these arrangements was approximately $65,000 and $45,000 for the years ended December 31, 1998 and 1997, respectively. Total future commitments under these noncancellable agreements for the years ending December 31, are as follows:

                  1999                     $  71,000
                  2000                        71,000
                  2001                         7,000
                                           ---------
                                           $ 149,000
                                           =========

     ROYALTIES

The Company pays a royalty to a third party on its leased quarry of 90 pesos (approximately U.S. $9.00 and U.S. $11.00 at December 31, 1998 and 1997, respectively) per cubic meter of stone extracted. This amounted to approximately U.S. $31,000 and U.S. $24,000 for the years ended December 31, 1998 and 1997, respectively. These payments are included in cost of goods sold and inventory in the accompanying statements of operations and balance sheet as applicable. The royalty agreements expire in 2023, with the Company retaining the right to extend the agreements an additional thirty years at current terms (with minor adjustments for inflation).

(7) INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

The benefit for income taxes for the years ended December 31, 1998 and 1997 consisted of the following:

                                              1998        1997
                                             ------     --------
     Current                                 $   --     $     --
     Deferred                                    --      300,000
                                             ------     --------
     Total                                   $   --     $300,000
                                             ======     ========

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31 are as follows:

                                                         1998        1997
                                                         ----        ----
     Statutory federal rate                                34%         34%
     State taxes, net of federal benefit                    6           6
     Net operating loss carryforward utilized             (40)        (40)
     (Increase) in deferred tax asset                      --         (65)
                                                          ---         ---

              Total                                        --%        (65)%
                                                          ===         ===

The components of the Company's deferred taxes at December 31, 1998, consisted of net operating loss carryforwards of $320,000 and a valuation allowance of $20,000.

The Company records a valuation allowance to reserve its gross deferred tax assets in situations when it is not "more likely than not" that the asset will be realized. At December 31, 1998, its management determined that it is more likely than not that the Company will utilize available net operating loss carryforwards in the future.

During 1998, the Company utilized approximately $830,000 of its net operating loss carryforwards. As of December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $800,000, which expire in the years 2006 through 2011.

(8) IVA TAXES RECEIVABLE:

Under Mexican law, a value-added tax (IVA tax) is levied on the value added to goods and services by each business entity at each level in the production and distribution chain. Under normal business conditions, each business in the process collects tax on its sales, takes a credit for the tax it has paid on purchases, and remits or receives the net amount to/from the government. Only the final consumer is not entitled to a refund for the tax paid. Because the Company is an exporter of its products out of Mexico, no IVA tax is collected by the Company from the end purchaser. However, the Company pays substantial amounts of IVA tax for raw materials and services related to its Mexican operations. As of December 31, 1998, the Company was entitled to an IVA tax refund amounting to approximately U.S. $172,000. Management believes, based upon written confirmation received from the Mexican government, that all of the IVA taxes due back to the Company will be collected in the fourth quarter of 1999.

(9) STOCK CONSULTING AGREEMENT:

Under the terms of a Consulting Agreement (Agreement) effective August 12, 1996 between the Company and an independent financial consulting corporation (Consultant), the Company contracted for financial and public relations services. The Consultant was to be compensated for its duties and services via warrants issued by the Company for a total of up to 5,000,000 shares of the Company's common stock. The warrants could be earned by the Consultant in performance increments.

Upon agreement and registration of the warrants, the first increment of warrants were issued to the Consultant and immediately exercised for 1,000,000 shares of common stock in August 1996. In October 1996 the Company learned that the Consultant had been charged with alleged criminal wrong-doings related to the promotion of various other companies. Upon further inquiry and verification by management, the Company found that the Consultant's principal was subject to investigation by federal authorities in the matter. The Company and the Consultant agreed that, whether or not its principal became formally charged with any alleged wrong-doing in the matter, the Consultant had been rendered ineffective and ineffectual with respect to the terms and purposes of the Agreement. Therefore, on October 12, 1996, under the terms and conditions thereof, the Company suspended the Agreement and instructed the Consultant to make an immediate and complete accounting to the Company of all warrants and shares remaining directly and indirectly in the Consultant's possession.

As of April 9, 1999, the Company has not yet received a full accounting from the Consultant. However, the Company has received a partial accounting, the return of approximately 722,000 shares of common stock, and payments for warrants in the total amount of $41,805, which are reflected in the consolidated financial statements.

(10) SUBSEQUENT EVENT:

On March 17, 1999, the Company obtained a commitment for lease financing of up to $1,050,000 for equipment to be installed in a new slab factory being constructed in Mexico. The commitment includes a five-year lease term with an option to purchase the equipment for $1.00 at the end of the term. This lease will be accounted for as a capital lease and, accordingly, the Company will record a long-term obligation.