Form 10QSB
period 1999-03-31
WORLD WIDE STONE CORP
filed 1999-05-17
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999            Commission File Number 000-18389


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1999, there were 32,703,768 shares of common stock outstanding.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998..............................  3

         Consolidated Statements of Operations
         Three months ended March 31, 1999 and 1998........................  4

         Consolidated Statements of Cash Flows
         Three months ended March 31, 1999 and 1998........................  5

         Notes to Consolidated Financial Statements........................  6

     Item 2. Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Operations.................  7

PART II.OTHER INFORMATION

     Item 1. Legal Proceedings............................................. 11

     Item 2. Changes in Securities......................................... 11

     Item 3. Defaults Upon Senior Securities............................... 11

     Item 4. Submission of Matters to a Vote of Security Holders........... 11

     Item 5. Other Information............................................. 11

     Item 6. Exhibits and Reports on Form 8-k.............................. 11

Signatures................................................................. 12

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                     March 31,      December 31,
                                                       1999            1998
                                                    -----------     -----------
                                                    (Unaudited)
CURRENT ASSETS:
   Cash                                             $   305,136     $   279,167
   Accounts receivable                                  377,833         265,585
   Inventory                                            982,474         885,478
   Prepaid expenses and other                           238,250         168,715
                                                    -----------     -----------
        Total current assets                          1,903,693       1,598,945

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $1,330,543
   and $1,247,199, respectively                       3,515,387       3,559,788

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
   accumulated amortization of $104,876 and
   $100,316, respectively                               168,713         173,273

OTHER ASSETS:
   Other receivables                                    240,125         172,338
   Prepaid taxes                                         20,121          13,865
   Deferred taxes                                       187,000         300,000
                                                    -----------     -----------
        Total assets                                $ 6,035,039     $ 5,818,209
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $   136,800     $   124,294
  Accrued liabilities                                   193,259         189,714
  Current portion of long-term debt                      77,269         101,561
  Other                                                 900,000         900,000
                                                    -----------     -----------
        Total current liabilities                     1,307,328       1,315,569
LONG-TERM DEBT, net of current portion                   88,490         102,898
                                                    -----------     -----------
        Total liabilities                             1,395,818       1,418,467
                                                    -----------     -----------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 100,000,000
   shares authorized, 34,703,768 shares issued,
   32,703,768 outstanding                                34,704          34,704
  Additional paid-in capital                          8,024,536       8,024,536
  Accumulated deficit                                (3,311,833)     (3,537,237)
  Cumulative remeasurement adjustment                    11,814          (2,261)
  Treasury stock, at cost, 2,000,000 shares            (120,000)       (120,000)
                                                    -----------     -----------
        Total stockholders' equity                    4,639,221       4,399,742
                                                    -----------     -----------
        Total liabilities and stockholders' equity  $ 6,035,039     $ 5,818,209
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                        1999            1998
                                                    -----------     -----------
REVENUE                                             $ 1,394,931     $   871,110

COST OF GOODS SOLD                                      672,301         409,196
                                                    -----------     -----------

        Gross profit                                    722,630         461,914

COST AND EXPENSES:
   Selling, general and administrative                  370,588         247,321
   Depreciation and amortization                         11,024          10,568
                                                    -----------     -----------
        Income from operations                          341,018         204,025
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
   Interest income                                        2,764             874
   Interest expense                                      (8,355)         (8,277)
   Gain on currency remeasurement                         2,977           5,634
                                                    -----------     -----------
        Total other income (expense)                     (2,614)         (1,769)
                                                    -----------     -----------

        Income before provision for income taxes        338,404         202,256

PROVISION FOR INCOME TAXES                              113,000              --
                                                    -----------     -----------
        Net income                                      225,404         202,256

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement adjustment             (14,075)             --
                                                    -----------     -----------
        Comprehensive income                        $   211,329     $   202,256
                                                    ===========     ===========
EARNINGS PER SHARE Basic and diluted:

  Net income per share                              $       .01     $       .01
                                                    ===========     ===========
  Weighted average number of common shares
    outstanding                                      32,703,768      34,703,768
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                         1999           1998
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income                                            $ 225,404      $ 202,256
Adjustments to reconcile net income to net
  cash provided by operating activities-
  Depreciation and amortization                           87,904         82,883
  (Gain) on foreign currency remeasurement                (2,977)        (5,634)
  Changes in certain assets and liabilities:
   (Increase) decrease  in accounts receivable          (112,248)           600
   Increase in inventory                                 (96,996)      (129,176)
   Increase in prepaid expenses and other                (75,791)        (3,304)
   Increase in other receivables                         (50,735)       (23,938)
   Decrease in deferred taxes                            113,000             --
   Increase in accounts payable                           12,506         17,680
   Increase in accrued liabilities                         3,545         17,567
                                                       ---------      ---------

        Net cash provided by operating activities        103,612        158,934
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment, net        (38,943)      (202,810)
                                                       ---------      ---------

        Net cash used in investing activities            (38,943)      (202,810)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on notes payable                          (38,700)       (34,165)
                                                       ---------      ---------

        Net cash used in financing activities            (38,700)       (34,165)
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH                           25,969        (78,041)

CASH, beginning of period                                279,167        221,660
                                                       ---------      ---------

CASH, end of period                                    $ 305,136      $ 143,619
                                                       =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                               $   8,355      $   8,227
                                                       =========      =========
  Cash paid for income taxes                           $      --      $      --
                                                       =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (UNAUDITED)


(1) INTERIM FINANCIAL REPORTING:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998.

(2) INVENTORY:

Inventory is stated at the lower of cost or market. Inventory and cost of goods sold include all operating costs incurred at the two plant facilities in Mexico. Included in these operating costs was depreciation of property, plant and equipment of $76,880 and $72,315 for the three months ended March 31, 1999 and 1998, respectively. In addition, cost of goods sold includes freight from Mexico to the United States. As of March 31, 1999, inventory was located at the plant in Durango, Mexico, at a showroom-warehouse in Phoenix, Arizona, and at a warehouse in El Paso, Texas. Inventory at March 31, 1999, consists of finished goods and raw materials of $894,932 and $87,542, respectively.

(3) EARNINGS PER SHARE:

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

The remeasurement method of foreign currency converts all monetary assets and liabilities from Mexican pesos to U.S. dollars at the current rate of exchange at the balance sheet date. All nonmonetary assets and liabilities are converted at the historical rates that were present when the particular transaction took place. Revenue and expenses from the statements of operations are converted from Mexican pesos to U.S. dollars at a weighted average conversion rate. Depreciation, amortization, and similar historical-cost-based expenses use a historical-based rate. Remeasurement gains and losses resulting from transactions that are short-term in nature are reported in the Company's consolidated statements of operations. Remeasurement gains or losses resulting from intercompany transactions that are long-term in nature are reported as a separate component of stockholders' equity as a cumulative remeasurement adjustment.

(5) RELATED PARTY TRANSACTIONS

In January 1999, an officer of the Company acquired the building that the Company leases for its corporate offices in Phoenix, Arizona. Because the Company entered into the lease with a third party prior to the officer's acquisition of the building, the Company believes that the terms of the lease are no less favorable to the Company than it could obtain from non-affiliated parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1999 and thereafter; future products or product development efforts; spending for acquisitions of additional equipment or expansion of production facilities; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company as of the filing date of this Report, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements as a result of a variety of factors, including those identified in the Company's Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

INTRODUCTION

The Company quarries, manufactures, and markets a wide variety of dimensional stone products. The Company extracts marble limestone and travertine blocks from quarries located in Mexico. The Company then transports the blocks to plants operated by its wholly-owned Mexican subsidiaries in Durango, Durango, Mexico, where the blocks are cut, honed, polished or tumbled, then dimensioned and packaged. The Company markets its dimensional stone products primarily in the United States and Canada through distributors, dealers, and designers. In addition, the Company sells nominal quantities of its products in Europe.

The Company is currently constructing its third factory. The 27,000 square foot factory will be used to produce large slabs of marble limestone as well as additional billets for the existing factories. The Company estimates that the total cost to build and equip the new facility will be approximately $2.0 million. As of the filing date of this report, the project is approximately 60% complete. The Company has obtained financing for approximately half the project and will finance the remainder with cash flows from operations. The Company plans to open the factory in the fall of 1999 and believes the new factory will significantly increase the Company's existing production and sales capacity. The Company's existing two factories are operating at near peak capacity.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 1998

REVENUE. The Company's revenue for the three months ended March 31, 1999 was $1,394,931, which represents a 60% increase over revenue of $871,110 for the three months ended March 31, 1998. The Company attributes the increase in revenue to increased market acceptance and demand for its products resulting in new customers and large specialty orders.

COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold was $672,301 during the three months ended March 31, 1999 and $409,196 during the three months ended March 31, 1998. Gross profit increased to $722,630, or 52% of revenue, for the three months ended March 31, 1999 from $461,914, or 53% of revenue, for the three months ended March 31, 1998. This consistency reflects the Company's ability to increase sales volume while containing production costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased to $370,588 during the three months ended March 31, 1999 from $247,321 during the three months ended March 31, 1998. Selling, general, and administrative expense represented approximately 27% and 28% of revenue during the three months ended March 31, 1999 and 1998, respectively. This indicates the Company's ability to effectively control costs while increasing sales. Actual increases to variable costs in comparable periods were primarily attributable to increases for payroll, professional fees, advertising and travel.

PROVISION FOR INCOME TAXES. The Company has determined that it is more likely than not that it will utilize all of its net operating loss carryforwards in fiscal 1999. The Company recorded $20,000 of income tax benefit by reducing its remaining valuation allowance during the quarter ended March 31, 1999. The Company accounted for utilization of its net operating loss carryforwards during the three month period ended March 31, 1999 by reducing its deferred tax asset by approximately $133,000 and recording a related provision for income taxes of $113,000 reflected on its consolidated statement of operations. No provision for income taxes was recorded for the three months ended March 31, 1998.

NET INCOME. Net income for the three months ended March 31, 1999, increased by 11% to $225,404 over net income of $202,256 for the three months ended March 31, 1998, as a result of increased revenue, improved operating margins, and continued efforts to contain costs.

SEASONALITY

The Company historically has experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodeling. The Company took a number of steps during fiscal 1998 to increase sales during the fourth quarter, including concentrating selling efforts in parts of the world that experience warm weather during this time. The Company also may be subject to periodic declines experienced by the building industry in general.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position increased $312,989 for the three months ended March 31, 1999 to $596,365 from $283,376 at December 31, 1998. The increase was attributable to significant decreases in certain short term obligations and increases in cash, accounts receivable and inventory as a result of greater production and sales for the quarter.

The Company invested $38,943 during the first three months of 1999 to construct its third factory, to enhance its existing two factories and to purchase equipment and machinery, primarily in Mexico. The Company intends to acquire additional property, plant, and equipment during 1999 and in future years in order to continue to support its current sales volume and to accommodate anticipated increases in demand for its products.

The Company's current cash resources, expected cash flow from operations, and equipment financing are expected to be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs for the construction of new facilities or acquisitions of additional equipment or additional business operations beyond the new factory currently under construction. The Company may be required to obtain additional capital to fund its planned growth during the next 12 months and beyond, particularly for expansion of the Company's facilities and operations in Mexico. Potential sources of any such capital may include the proceeds from bank financing, strategic alliances, and offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse affect on the Company's business.

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

The Company currently has one internal information technology systems employee and one external computer engineer planning upgrades to the computer network and computer-operated equipment located at the Company's factories and quarries in Mexico. The Company currently plans to test its computer systems and computer-operated equipment in Mexico during July 1999. The Company intends to complete upgrades to its computer systems and equipment located in Mexico during 1999 to ensure that they will properly process dates beginning on and after January 1, 2000, as well as to improve the content, quality, and flow of information throughout the Company.

The Company has corresponded with third party vendors, suppliers, banks, government agencies, and others with respect to the Year 2000 issue. All third parties that have responded to the Company as of the filing date of this Report have indicated that they have addressed the Year 2000 issue and are working towards solving problems related to the Year 2000 issue. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, will continue to properly interface with the Company's systems and will otherwise be compliant on a timely basis with Year 2000 requirements.

The Company's costs to modify software and hire Year 2000 solution providers are included as part of the management information system enhancements described above. The Company currently estimates that its costs to address the Year 2000 issue to date have been approximately $35,000 for internal and external computer network services. The Company currently anticipates that it will incur additional costs of approximately $20,000 during 1999 to complete upgrades and enhancements to its computer systems.

The Company's business depends entirely upon its ability to extract and process stone in Mexico and ship its dimensional stone products to the United States for sales and distribution. The Company may be at risk with respect to suppliers of necessary resources, particularly suppliers of power, water, and telecommunications within Mexico, if those suppliers are not Year 2000 compliant. Extended power brownouts or blackouts or loss of the water supply at the Company's factories in Mexico would seriously disrupt the Company's source of dimensional stone products. Telephone communication system failures within Mexico or between the United States and Mexico, Canada, and Europe as a result of Year 2000 issues would severely hinder the Company's sales and shipping functions. In addition, disruption to local and international banking, credit card processing, and other financial services as a result of Year 2000 issues would have a material adverse effect on the Company's cash management systems and financial resources. Potential revenue losses and/or liabilities to third parties as a result of Year 2000 problems could adversely impact the Company's ability to continue as a going concern. Because of these factors, the Company is unable to fully assess the impact of the Year 2000 issue as of the filing date of this Report. The Company is formulating a contingency plan with respect to the Year 2000 issues described above and will finalize its contingency plan by September 1999 with a formalized plan and document.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Not applicable.

Item 2. CHANGES IN SECURITIES

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 27.1: Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     Not Applicable

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



Date: May 14, 1999                             World Wide Stone Corporation

                                                               (Registrant)



                                               By: /s/ Franklin Cunningham
                                                  ------------------------------
                                                  Franklin Cunningham, President