Form 10QSB
period 1999-06-30
WORLD WIDE STONE CORP
filed 1999-08-16
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999             Commission File Number 000-18389

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 As of June 30, 1999, there were 32,703,768 shares of common stock outstanding.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets
    June 30, 1999 and December 31, 1998........................................3

    Consolidated Statements of Operations
    Three months ended June 30, 1999 and 1998..................................4

    Consolidated Statements of Operations
    Six months ended June 30, 1999 and 1998....................................5

    Consolidated Statements of Cash Flows
    Six months ended June 30, 1999 and 1998....................................6

    Notes to Consolidated Financial Statements.................................7

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations..........................8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................13

Item 2. Changes in Securities.................................................13

Item 3. Defaults Upon Senior Securities.......................................13

Item 4. Submission of Matters to a Vote of Security Holders...................13

Item 5. Other Information.....................................................13

Item 6. Exhibits and Reports on Form 8-K......................................13

Signatures....................................................................14

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       June 30,     December 31,
                                                         1999          1998
                                                      -----------   -----------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                                $   465,591   $   279,167
  Accounts receivable                                     355,843       265,585
  Inventory                                             1,169,802       885,478
  Prepaid expenses and other                              404,193       168,715
                                                      -----------   -----------
        Total current assets                            2,395,429     1,598,945

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $1,429,685 and $1,247,199,
  respectively                                          4,098,355     3,559,788

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
  accumulated amortization of $109,436 and $100,316,
  respectively                                            164,153       173,273

OTHER ASSETS:
  Other receivables                                       311,930       172,338
  Deferred loan fees, net                                  51,700            --
  Prepaid taxes                                            27,275        13,865
  Deferred taxes                                           99,000       300,000
                                                      -----------   -----------
        Total assets                                  $ 7,147,842   $ 5,818,209
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $   126,940   $   124,294
  Accrued liabilities                                     172,609       189,714
  Current portion of long-term debt                       262,333       101,561
  Other                                                   900,000       900,000
                                                      -----------   -----------
        Total current liabilities                       1,461,882     1,315,569
LONG-TERM DEBT, net of current portion                    908,513       102,898
                                                      -----------   -----------
        Total liabilities                               2,370,395     1,418,467
                                                      -----------   -----------
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value, 100,000,000
   shares authorized, 34,703,768 shares issued,
   32,703,768 outstanding                                  34,704        34,704
   Additional paid-in capital                           8,024,536     8,024,536
   Accumulated deficit                                 (3,180,320)   (3,537,237)
   Cumulative remeasurement adjustment                     18,527        (2,261)
   Treasury stock, at cost, 2,000,000 shares             (120,000)     (120,000)
                                                      -----------   -----------
        Total stockholders' equity                      4,777,447     4,399,742
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $ 7,147,842   $ 5,818,209
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
REVENUE                                            $  1,311,754    $  1,090,232

COST OF GOODS SOLD                                      746,122         523,312
                                                   ------------    ------------
        Gross profit                                    565,632         566,920

COST AND EXPENSES:
  Selling, general and administrative                   347,239         273,760
  Depreciation and amortization                          11,024          10,568
                                                   ------------    ------------
        Income from operations                          207,369         282,592
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                         4,439             827
  Interest expense                                      (24,078)         (5,056)
  Gain on currency remeasurement                         31,783           2,118
                                                   ------------    ------------
        Total other income (expense)                     12,144          (2,111)
                                                   ------------    ------------
        Income before provision for income taxes        219,513         280,481

PROVISION FOR INCOME TAXES                               88,000              --
                                                   ------------    ------------
        Net income                                      131,513         280,481

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement adjustment               6,713              --
                                                   ------------    ------------
        Comprehensive income                       $    138,226    $    280,481
                                                   ============    ============
EARNINGS PER SHARE
  Basic and diluted:

  Net income per share                             $         --    $        .01
                                                   ============    ============
  Weighted average number of common shares
    outstanding                                      32,703,768      34,703,768
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
REVENUE                                            $  2,706,685    $  1,961,342

COST OF GOODS SOLD                                    1,418,423         932,508
                                                   ------------    ------------
        Gross profit                                  1,288,262       1,028,834

COST AND EXPENSES:
  Selling, general and administrative                   717,827         521,081
  Depreciation and amortization                          22,048          21,136
                                                   ------------    ------------
        Income from operations                          548,387         486,617
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                         7,203           1,701
  Interest expense                                      (32,433)        (13,333)
  Gain on currency remeasurement                         34,760           7,752
                                                   ------------    ------------
        Total other income (expense)                      9,530          (3,880)
                                                   ------------    ------------
        Income before provision for income taxes        557,917         482,737

PROVISION FOR INCOME TAXES                              201,000              --
                                                   ------------    ------------
        Net income                                      356,917         482,737

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement adjustment              20,788              --
                                                   ------------    ------------
        Comprehensive income                       $    377,705    $    482,737
                                                   ============    ============
EARNINGS PER SHARE
  Basic and diluted:

  Net income per share                             $        .01    $        .01
                                                   ============    ============
  Weighted average number of common shares
    outstanding                                      32,703,768      34,703,768
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   356,917    $   482,737
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities-
    Depreciation and amortization                        194,306        165,766
    (Gain) on foreign currency remeasurement             (34,760)        (7,752)
    Changes in certain assets and liabilities:
      Increase in accounts receivable                    (90,258)      (101,114)
      Increase in inventory                             (284,324)      (129,595)
      Increase in prepaid expenses and other            (248,888)       (23,743)
      Increase in other receivables                      (84,044)       (34,739)
      Decrease in deferred taxes                         201,000             --
      Increase in accounts payable                         2,646         35,551
      Increase (decrease) in accrued liabilities         (17,105)        31,030
                                                     -----------    -----------
        Net cash (used in) provided by operating
          activities                                      (4,510)       418,141
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment, net       (721,053)      (217,992)
                                                     -----------    -----------
        Net cash used in investing activities           (721,053)      (217,992)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on notes payable                         (113,613)       (63,280)
  Proceeds from equipment loan, net of fees            1,025,600             --
                                                     -----------    -----------
        Net cash provided by (used in) financing
          activities                                     911,987        (63,280)
                                                     -----------    -----------
NET INCREASE IN CASH                                     186,424        136,869

CASH, beginning of period                                279,167        221,660
                                                     -----------    -----------
CASH, end of period                                  $   465,591    $   358,529
                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                             $    29,733    $    13,333
                                                     ===========    ===========
  Cash paid for income taxes                         $        --    $        --
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)

(1) INTERIM FINANCIAL REPORTING:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998.

(2) INVENTORY:

Inventory is stated at the lower of cost or market. Inventory and cost of goods sold include all operating costs incurred at the two factories in Mexico as well as freight charges from Mexico to the United States. Included in these operating costs was depreciation of property, plant and equipment of $92,678 and $72,315 for the three months ended June 30, 1999 and 1998, respectively, and $169,558 and $144,630 for the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999, inventory was located at the plant in Durango, Mexico, at a showroom-warehouse in Phoenix, Arizona, and at a warehouse in El Paso, Texas. Inventory at June 30, 1999, consists of finished goods and raw materials of $1,009,440 and $160,362, respectively.

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

The remeasurement method of foreign currency converts all monetary assets and liabilities from Mexican pesos to U.S. dollars at the current rate of exchange at the balance sheet date. All nonmonetary assets and liabilities are converted at the historical rates that were present when the particular transaction took place. Revenue and expenses from the statements of operations are converted from Mexican pesos to U.S. dollars at a weighted average conversion rate. Depreciation, amortization, and similar historical-cost-based expenses use a historical-based rate. Remeasurement gains and losses resulting from transactions that are short-term in nature are reported in the Company's consolidated statements of operations as foreign currency remeasurement adjustments. Remeasurement gains or losses resulting from intercompany transactions that are long-term in nature are reported as a separate component of stockholders' equity as a cumulative remeasurement adjustment.

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

The Company is currently constructing its third factory. The 27,000 square foot factory will be used to produce large slabs of marble limestone as well as additional billets for the existing factories. The Company estimates that the total cost to build and equip the new facility will be approximately $2.0 million. As of the filing date of this Report, the project is approximately 85% complete. The Company has obtained financing for approximately half the project and has financed the remainder with cash flows from operations. The Company plans to open the factory in September of 1999 and believes the new factory will significantly increase the Company's existing production and sales capacity. The Company's existing two factories are operating at near peak capacity.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

REVENUE. The Company's revenue for the three months ended June 30, 1999 was $1,311,754, which represents a 20% increase over revenue of $1,090,232 for the three months ended June 30, 1998. The Company's revenue for the six months ended June 30, 1999 was $2,706,685, which represents a 38% increase over revenue of $1,961,342 for the six months ended June 30, 1998. The Company attributes the increases in revenue to increased market acceptance and demand for its products.

COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold was $746,122 and $1,418,423 during the three months and six months ended June 30, 1999, respectively, as compared with $523,312 and $932,508 during the three months and six months ended June 30, 1998. Gross profit as a percentage of revenue decreased to 43% and 48% for the three months and six months ended June 30, 1999, respectively, from 52% for both the three months and six months ended June 30, 1998. The decrease in gross profit as a percentage of revenue resulted from excess costs incurred to fill two specialty orders of specific stone color and dimension. The Company rarely accepts specialty orders and plans to adopt procedures to reduce the likelihood that it will accept specialty orders in the future that may ultimately prove to be unprofitable. There can be no assurance, however, that the Company will not incur unanticipated expenses in connection with specialty orders that it accepts in the future.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased to $347,239 during the three months ended June 30, 1999 from $273,760 during the three months ended June 30, 1998. Selling, general, and administrative expense represented approximately 26% and 25% of revenue during the three months ended June 30, 1999 and 1998, respectively. This increase is attributable to increases for payroll and increased advertising and promotion costs. Selling, general and administrative expense increased to $717,827 during the six months ended June 30, 1999 from $521,081 during the six months ended June 30, 1998. Selling, general, and administrative expense represented approximately 27% of revenue during both the six months ended June 30, 1999 and 1998. The increase in expense is attributable to those factors discussed above as well as increased travel expenses related to promotion of the Company's products.

INCOME BEFORE  PROVISION FOR INCOME  TAXES.  Income before  provision for income taxes for the three months ended June 30, 1999 decreased 22% to $219,513 compared to the same period in 1998. The decrease is attributable to increases in production costs and interest expense. However, income before provision for income taxes for the six months ended June 30, 1999, increased by 16% to $557,917 over income before provision for income taxes of $482,737 for the six months ended June 30, 1998, as a result of increased revenue.

PROVISION FOR INCOME TAXES. The Company has determined that it is more likely than not that it will utilize all of its net operating loss carryforwards in fiscal 1999 and fiscal 2000. The Company accounted for utilization of its net operating loss carryforwards during the six-month period ended June 30, 1999 by reducing its deferred tax asset by $201,000 and recording a related provision for income taxes of $113,000 in the first quarter of fiscal 1999 and $88,000 in the second quarter. The reduction of the Company's deferred tax asset was a non-cash transaction. No provision for income taxes was recorded for the six months ended June 30, 1998.

NET INCOME. Net income for the three months ended June 30, 1999, was $131,513 as compared with net income of $280,481 for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999, was $356,917 as compared with net income of $482,737 for the six months ended June 30, 1998.

SEASONALITY

The Company historically has experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodeling. The Company took a number of steps during fiscal 1998 to increase sales during the fourth quarter, including concentrating selling efforts in parts of the world that experience warm weather during this time and plans to take similar steps during fiscal 1999. The Company also may be subject to periodic declines experienced by the building industry in general.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position increased $650,171 for the six months ended June 30, 1999 to $933,547 from $283,376 at December 31, 1998. The increase was attributable to increases in cash, accounts receivable, and inventory as a result of greater production and sales.

The Company's net cash used in operating activities was $4,510 for the six months ended June 30, 1999, compared to net cash provided by operating activities of $418,141 for the six months ended June 30, 1998. The change was primarily attibutable to an increase in inventory and prepaid construction costs in anticipation of the opening of the Company's third factory.

The Company invested $721,053 during the first six months of 1999 to construct its third factory, to enhance its existing two factories, and to purchase equipment and machinery, primarily in Mexico. The Company intends to acquire additional property, plant, and equipment during 1999 and in future years in order to continue to support its current sales volume and to accommodate anticipated increases in demand for its products.

On April 13, 1999, the Company obtained a loan in the principal amount of $1,080,000 to purchase equipment to be installed at the new factory under construction in Mexico. The loan bears interest at the rate of 9.5258% per annum and matures on March 13, 2004. The loan is secured by quarry block, quarry equipment, and the building structure and equipment purchased and installed specifically from these loan proceeds at the new factory. The Company's subsidiary, Sociedad Piedra Sierra, S.A. de C.V., also has guaranteed the loan. Fees incurred in connection with obtaining the loan were deferred and are being amortized over the life of the loan.

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

The Company currently has one internal information technology systems employee and one external computer engineer planning upgrades to the computer network and computer-operated equipment located at the Company's factories and quarries in Mexico. The Company currently plans to test its computer systems and computer-operated equipment in Mexico after the third factory is completed. The Company currently anticipates that it will conduct these tests during September 1999. The Company intends to complete upgrades to its computer systems and equipment located in Mexico during 1999 to ensure that they will properly process dates beginning on and after January 1, 2000, as well as to improve the content, quality, and flow of information throughout the Company.

The Company has corresponded with approximately 50 of its approximately 100 third-party vendors, suppliers, banks, government agencies, and others with respect to the Year 2000 issue. All of the third parties that the Company has contacted have responded and have indicated that they have addressed the Year 2000 issue and are working towards solving problems related to the Year 2000 issue. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, will continue to properly interface with the Company's systems and will otherwise be compliant on a timely basis with Year 2000 requirements.

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

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 10.1: Pledge and Deposit Agreement dated April 12, 1999 between World Wide Stone Corporation, First Capital Group, Inc., Sociedad Piedra Sierra, S.A. de C.V., and Jaime Muguiro Munoz

     Exhibit 10.2: Equipment Loan and Security Agreement dated April 13, 1999 between World Wide Stone Corporation and First Capital Group, Inc.

     Exhibit 10.3: Promissory note in the principal amount of $1,080,000 dated April 13, 1999 issued by World Wide Stone Corporation and guaranteed by Sociedad Piedra Sierra, S.A. de C.V., payable to First Capital Group, Inc.

     Exhibit 27.1: Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Date: August 13, 1999            World Wide Stone Corporation


                                 By: /s/ Spencer Cunningham
                                    --------------------------------------------
                                    Spencer Cunningham, Executive Vice President