Form 10QSB
period 1999-09-30
WORLD WIDE STONE CORP
filed 1999-11-15
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999        Commission File Number 000-18389


                          WORLD WIDE STONE CORPORATION

           NEVADA                                               33-0297934
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification number)


    5236 S. 40th Street, Phoenix, AZ                              85040
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)


                                  602-438-1001
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 1999, there were 32,703,768 shares of common stock outstanding.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

   Consolidated Balance Sheets
   September 30, 1999 and December 31, 1998 ...............................   3

   Consolidated Statements of Operations
   Three months ended September 30, 1999 and 1998 .........................   4

   Consolidated Statements of Operations
   Nine months ended September 30, 1999 and 1998 ..........................   5

   Consolidated Statements of Cash Flows
   Nine months ended September 30, 1999 and 1998 ..........................   6

   Notes to Consolidated Financial Statements .............................   7

Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations ....................   8

PART II. OTHER INFORMATION ................................................  13

Signatures ................................................................  14

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    September 30,   December 31,
                                                        1999           1998
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                              $   346,706    $   279,167
   Accounts receivable                                   602,184        265,585
   Inventory                                           1,320,494        885,478
   Prepaid expenses and other                            170,744        168,715
                                                     -----------    -----------

     Total current assets                              2,440,128      1,598,945

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $1,532,220 and $1,247,199,
   respectively                                        4,659,674      3,559,788

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
   accumulated amortization of $113,995 and
   $100,316, respectively                                159,594        173,273
OTHER ASSETS:
   Other receivables                                     198,766        172,338
   Deferred loan fees, net                                58,944             --
   Prepaid taxes                                          19,179         13,865
   Deferred taxes                                             --        300,000
                                                     -----------    -----------
     Total assets                                    $ 7,536,285    $ 5,818,209
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   157,621    $   124,294
  Accrued liabilities                                    275,870        189,714
  Current portion of long-term debt                      298,557        101,561
  Other                                                  900,000        900,000
                                                     -----------    -----------
    Total current liabilities                          1,632,048      1,315,569
LONG-TERM DEBT, net of current portion                   860,099        102,898
                                                     -----------    -----------

    Total liabilities                                  2,492,147      1,418,467
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value, 100,000,000
     shares authorized, 34,703,768 shares issued,
     32,703,768 outstanding                               34,704         34,704
   Additional paid-in capital                          8,024,536      8,024,536
   Accumulated deficit                                (2,916,855)    (3,537,237)
   Cumulative remeasurement adjustment                    21,753         (2,261)
   Treasury stock, at cost, 2,000,000 shares            (120,000)      (120,000)
                                                     -----------    -----------
     Total stockholders' equity                        5,044,138      4,399,742
                                                     -----------    -----------
     Total liabilities and stockholders' equity      $ 7,536,285    $ 5,818,209
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       1999            1998
                                                   ------------    ------------
REVENUE                                            $  1,860,900    $  1,221,792

COST OF GOODS SOLD                                      898,382         574,825
                                                   ------------    ------------

    Gross profit                                        962,518         646,967

COST AND EXPENSES:
  Selling, general and administrative                   465,315         313,453
  Depreciation and amortization                           7,510          10,568
                                                   ------------    ------------

    Income from operations                              489,693         322,946
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                         6,241           1,246
  Interest expense                                      (36,974)         (4,916)
  (Loss) gain on currency remeasurement                 (44,878)         25,541
  Other                                                  27,383              --
                                                   ------------    ------------
    Total other income (expense)                        (48,228)         21,871
                                                   ------------    ------------

      Income before provision for income taxes          441,465         344,817

PROVISION FOR INCOME TAXES                              178,000              --
                                                   ------------    ------------

      Net income                                        263,465         344,817

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement adjustment               3,226              --
                                                   ------------    ------------
      Comprehensive income                         $    266,691    $    344,817
                                                   ============    ============

EARNINGS PER SHARE Basic and diluted:

  Net income per share                             $        .01    $        .01
                                                   ============    ============

  Weighted average number of common shares
    outstanding                                      32,703,768      34,703,768
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------

REVENUE                                            $  4,567,585    $  3,183,134

COST OF GOODS SOLD                                    2,316,805       1,507,333
                                                   ------------    ------------

                  Gross profit                        2,250,780       1,675,801

COST AND EXPENSES:
  Selling, general and administrative                 1,183,142         834,534
  Depreciation and amortization                          29,558          31,704
                                                   ------------    ------------

    Income from operations                            1,038,080         809,563
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                        13,444           2,947
  Interest expense                                      (69,407)        (18,249)
  (Loss) gain on currency remeasurement                 (10,118)         33,293
  Other                                                  27,383              --
                                                   ------------    ------------
    Total other income (expense)                        (38,698)         17,991
                                                   ------------    ------------

    Income before provision for income taxes            999,382         827,554

PROVISION FOR INCOME TAXES                              379,000              --
                                                   ------------    ------------

    Net income                                          620,382         827,554

OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Foreign currency remeasurement adjustment            24,014              --
                                                   ------------    ------------
      Comprehensive income                         $    644,396    $    827,554
                                                   ============    ============

EARNINGS PER SHARE Basic and diluted:
   Net income per share                            $        .02    $        .02
                                                   ============    ============

   Weighted average number of common shares
     outstanding                                     32,703,768      34,703,768
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                           1999         1998
                                                       -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   620,382    $ 827,554
Adjustments to reconcile net income to net cash
   provided by operating activities-
     Depreciation and amortization                         304,140      248,648
     Loss (gain) on foreign currency remeasurement          10,118      (33,293)
     Changes in certain assets and liabilities:
       Increase in accounts receivable                    (336,599)    (168,244)
       Increase in inventory                              (435,016)    (185,109)
       Increase in prepaid expenses and other               (7,343)     (53,361)
       (Increase) decrease in other receivables            (12,532)     168,169
       Decrease in deferred taxes                          300,000           --
       Increase (decrease) in accounts payable              33,327      (21,361)
       Increase (decrease) in accrued liabilities           86,156      (64,263)
                                                       -----------    ---------

         Net cash provided by operating activities         562,633      718,740
                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant, and equipment, net      (1,384,907)    (405,433)
                                                       -----------    ---------

         Net cash used in investing activities          (1,384,907)    (405,433)
                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on notes payable                         (125,803)     (90,976)
    Proceeds from equipment loan, net of fees            1,015,616           --
                                                       -----------    ---------

         Net cash provided by (used in) financing
           activities                                      889,813      (90,976)
                                                       -----------    ---------

NET INCREASE IN CASH                                        67,539      222,331

CASH, beginning of period                                  279,167      221,660
                                                       -----------    ---------

CASH, end of period                                    $   346,706    $ 443,991
                                                       ===========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                              $    30,732    $  18,249
                                                       ===========    =========

   Cash paid for income taxes                          $        --    $      --
                                                       ===========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



(1) INTERIM FINANCIAL REPORTING:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998.

(2) INVENTORY:

Inventory is stated at the lower of cost or market. Inventory and cost of goods sold include all operating costs incurred at the two factories in Mexico as well as freight charges from Mexico to the United States. Included in these operating costs was depreciation of property, plant and equipment of $99,584 and $72,315 for the three months ended September 30, 1999 and 1998, respectively, and $269,142 and $216,945 for the nine months ended September 30, 1999 and 1998, respectively. As of September 30, 1999, inventory was located at the plant in Durango, Mexico, at a showroom-warehouse in Phoenix, Arizona, and at a warehouse in El Paso, Texas. Inventory at September 30, 1999, consists of finished goods and raw materials of $1,019,882 and $300,612, respectively.

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

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE. The Company's revenue for the three months ended September 30, 1999 was $1,860,900, which represents a 52% increase over revenue of $1,221,792 for the three months ended September 30, 1998. The Company's revenue for the nine months ended September 30, 1999 was $4,567,585, which represents a 43% increase over revenue of $3,183,134 for the nine months ended September 30, 1998. The Company attributes the increases in revenue to increased market acceptance and demand for its products and its ability to sell additional volume through its stocking distributors.

COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold was $898,382 and $2,316,805 during the three and nine months ended September 30, 1999, respectively, as compared with $574,825 and $1,507,333 during the three and nine months ended September 30, 1998, respectively. Gross profit as a percentage of revenue was 52% and 49% for the three and nine months ended September 30, 1999, respectively, compared to 53% for both the three and nine months ended September 30, 1998. The decrease in gross profit as a percentage of revenue over the nine month period ended September 30, 1999 resulted from excess costs incurred to fill two specialty orders of specific stone color and dimension during the second quarter of 1999. The Company rarely accepts speciality orders and has adopted procedures to reduce the likelihood that it will accept speciality orders in the future that may ultimately prove to be unprofitable. There can be no assurance, however, that the Company will not incur unanticipated expenses in connection with specialty orders that it accepts in the future.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased to $465,315 during the three months ended
September 30, 1999 from $313,453 during the three months ended September 30, 1998. Selling, general, and administrative expense represented approximately 25% of revenue during both the three months ended September 30, 1999 and 1998. Selling, general and administrative expense increased to $1,183,142 during the nine months ended September 30, 1999 from $834,534 during the nine months ended September 30, 1998. Selling, general, and administrative expense represented approximately 26% of revenue during both the nine months ended September 30, 1999 and 1998. Although relatively consistent with the increase in revenue, selling, general, and administrative expense has increased in each of the periods presented due to the addition of employees, increased travel costs, and increases in marketing and promotional activities.

INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes for the three months ended September 30, 1999 increased 28% to $441,465 compared to the same period in 1998. The increase is a direct result of increased revenue. Income before provision for income taxes for the nine months ended September 30, 1999, increased by 21% to $999,382 over $827,554 for the nine months ended September 30, 1998, as a result of increased revenue.

PROVISION FOR INCOME TAXES. The Company has determined that it is more likely than not that it will utilize all of its net operating loss carryforwards in fiscal 1999. The Company accounted for utilization of its net operating loss carryforwards during the nine-month period ended September 30, 1999 by reducing its deferred tax asset by $300,000 and recording a related provision for income taxes of $379,000 for the nine months ended September 30, 1999. The reduction of the Company's deferred tax asset of $300,000 during the nine months ended September 30, 1999 was a non-cash transaction. No provision for income taxes was recorded for the nine months ended September 30, 1998.

NET INCOME. Net income for the three months ended September 30, 1999, was $263,465 as compared with net income of $344,817 for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999, was $620,382 as compared with net income of $827,554 for the nine months ended September 30, 1998.

SEASONALITY

The Company historically has experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodeling. The Company took a number of steps during fiscal 1998 to increase sales during the fourth quarter, including concentrating selling efforts in parts of the world that experience warm weather during this time. The Company has started taking similar steps during the third and fourth quarters of fiscal 1999. The Company also may be subject to periodic declines experienced by the building industry in general.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position increased to $808,080 at September 30, 1999 from $283,376 at December 31, 1998. The increase was attributable to increases in cash, accounts receivable, and inventory as a result of greater production and sales.

The Company's net cash provided by operating activities was $562,633 for the nine months ended September 30, 1999, compared to net cash provided by operating activities of $718,740 for the nine months ended September 30, 1998. The change was primarily attributable to increases in inventory and accounts receivable.

The Company invested approximately $1,900,000 during the first nine months of 1999 to construct its third factory. The Company intends to acquire additional property, plant, and equipment during the fourth quarter of 1999 and in future years in order to continue to support its current sales volume and to accommodate anticipated increases in demand for its products.

On April 12, 1999, the Company obtained a loan in the principal amount of $1,080,000 to purchase equipment to be installed at the new factory under construction in Mexico. The loan bears interest at the rate of 9.5258% per annum and matures on April 12, 2004. The loan is secured by quarry block, quarry equipment, and the building structure and equipment purchased and installed specifically from these loan proceeds at the new factory. The Company is the guarantor for the loan under the terms and conditions of the loan agreement. The Company's subsidiary, Sociedad Piedra Sierra, S.A. de C.V., also has guaranteed the loan. Loan fees incurred in connection with obtaining the loan were deferred and are being amortized over the life of the loan.

The Company's current cash resources, expected cash flow from operations, and equipment financing are expected to be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations. The Company may be required to obtain additional capital to fund its planned growth during the next 12 months and beyond, particularly for expansion of the Company's facilities and operations in Mexico. Potential sources of any such capital may include the proceeds from bank financing, strategic alliances, and offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse effect on the Company's business.

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

The Company has completed upgrades to its computer systems and equipment located in Mexico during 1999 to ensure that they will properly process dates beginning on and after January 1, 2000, as well as to improve the content, quality, and flow of information throughout the Company. The Company currently has one internal information technology systems employee and one external computer engineer upgrading the computer network and computer-operated equipment.

The Company has corresponded with all its third-party vendors, suppliers, banks, government agencies, and others with respect to the Year 2000 issue. Most of the third parties that the Company has contacted have responded and have indicated that they have addressed the Year 2000 issue and are working towards solving problems related to the Year 2000 issue. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, will continue to properly interface with the Company's systems and will otherwise be compliant on a timely basis with Year 2000 requirements.

The Company's costs to modify software and hire Year 2000 solution providers are included as part of the management information system enhancements described above. The Company currently estimates that its costs to address the Year 2000 issue to date have been approximately $45,000 for internal and external computer network services. The Company currently anticipates that it will incur minimal additional costs during 1999 to complete documentation of its contingency plan.

The Company's business depends entirely upon its ability to extract and process stone in Mexico and ship its dimensional stone products to the United States for sales and distribution. The Company may be at risk with respect to suppliers of necessary resources, particularly suppliers of power, water, and telecommunications within Mexico, if those suppliers are not Year 2000 compliant. Extended power brownouts or blackouts or loss of the water supply at the Company's factories in Mexico would seriously disrupt the Company's production of dimensional stone products. Telephone communication system failures within Mexico or between the United States and Mexico, Canada, and Europe as a result of Year 2000 issues would severely hinder the Company's sales and shipping functions. In addition, disruption to local and international banking, credit card processing, and other financial services as a result of Year 2000 issues would have a material adverse effect on the Company's cash management systems and financial resources. Potential revenue losses and/or liabilities to third parties as a result of Year 2000 problems could adversely impact the Company's ability to continue as a going concern. Because of these factors, the Company is unable to fully assess the impact of the Year 2000 issue as of the filing date of this Report. The Company is formulating a contingency plan with respect to the Year 2000 issues and will have completed a formally documented plan prior to December 31, 1999.

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



Date: November 12, 1999                    World Wide Stone Corporation



                                           By: /s/ Aaron T. Macneil
                                               ---------------------------------
                                               Aaron T. Macneil
                                               Chief Financial Officer