Form 10-K
period 1999-12-31
WORLD WIDE STONE CORP
filed 2000-03-30
CIK 841123

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For fiscal year ended December 31, 1999

                         Commission file number 0-18389


                          WORLD WIDE STONE CORPORATION
                          ----------------------------
              (Exact Name of Small Business Issuer in Its Charter)

            NEVADA                                       33-0297934
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          5236 South 40th Street, Phoenix, Arizona 85040 (602) 438-1001
   ---------------------------------------------------------------------------
   (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $6,567,106.

As of March 20, 2000, there were outstanding 33,253,768 shares of the issuer's common stock, par value $.001 per share. There are no shares of the issuer's preferred stock outstanding. The aggregate market value of common stock held by nonaffiliates of the issuer (9,722,323 shares) based on the closing price of the registrant's common stock as reported in the National Quotation Bureau's "Pink Sheets" on March 20, 2000, was $2,430,581. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Documents incorporated by reference: None.

                          WORLD WIDE STONE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I

    ITEM 1. DESCRIPTION OF BUSINESS.........................................   1

    ITEM 2. DESCRIPTION OF PROPERTY.........................................  14

    ITEM 3. LEGAL PROCEEDINGS...............................................  14

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  14

PART II

    ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........  15

    ITEM 6. SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS....  16

    ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  19

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................  19

PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............  20

    ITEM 10. EXECUTIVE COMPENSATION.........................................  21

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT...............................................  24

    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  24

PART IV

    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................  25

SIGNATURES .................................................................  26

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................. F-1

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2000 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT EFFORTS; SPENDING FOR ACQUISITIONS OF ADDITIONAL EQUIPMENT OR EXPANSION OF
PRODUCTION FACILITIES; MARKETS FOR OUR PRODUCTS AND THE DIMENSIONAL STONE INDUSTRY IN GENERAL; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO
NOTE THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     We quarry, manufacture, and market a wide variety of dimensional stone products. Dimensional stone products consist of natural stone that is cut to standard sizes or to sizes specified in architectural designs. Our products are used for both interior and exterior applications in residential and commercial buildings, primarily as

     *    floor, wall, and patio tiles;

     *    decorative trim and architectural accents;

     *    countertops and tabletops; and

     *    panels.

We market and distribute our products throughout the United States primarily on a wholesale basis through approximately 45 authorized stocking distributors and more than 350 wholesale distributors, as well as through architects, residential and commercial developers, installation contractors, and designers.

     Our company was originally incorporated in the state of Delaware in 1989 under the name "Tacitus Ventures, Inc." for the purpose of acquiring and operating businesses. In November 1989, Tacitus Ventures, Inc. acquired World Wide Stone Corporation, a privately-held Nevada corporation, and changed its name to World Wide Stone Corporation. On November 30, 1989, we effected a change of domicile to the state of Nevada by forming a new Nevada corporation and dissolving the Delaware corporation. Our stone quarrying and manufacturing operations are conducted through our wholly owned subsidiaries Cantera Stone, Inc., a Nevada corporation; Marmoles Muguiro, S.A. de C.V., a Mexican corporation; and Sociedad Piedra Sierra, S.A. de C.V., a Mexican corporation. All references to our business operations include the operations of World Wide Stone Corporation and its subsidiaries, predecessors, and operating divisions.

INDUSTRY

     Stone has been used as a primary and decorative building material for thousands of years. According to published reports, world production of stone materials reached approximately 94.0 million tons in 1996. From January through September 1999, approximately 55,000 tons of travertine were imported into the United States, with a value of approximately $34.6 million. In addition, approximately 145,550 tons of marble were imported into the United States from January through September 1998, with a value of approximately $140.3 million. Published reports also indicate that consumption of stone and marble is expected to increase to 680.0 million square meters in 2000 and to almost 4.0 billion square meters in 2025.

     Published reports indicate that Italy produces the vast majority of finished dimensional stone each year. A large proportion of current dimensional stone industry production involves quarrying large blocks of stone and shipping them to processing centers in Italy, Germany, Japan, Brazil, the United States, and other countries. After processing, the finished stones are then shipped to a final destination for installation. As a result, shipping costs and the time factors associated with ocean transport become increasingly important factors due to shorter building schedules and lack of advance planning by building designers, contractors, and other consumers. The development of sophisticated, high-capacity computer-controlled stone processing machinery in recent years has enabled dimensional stone product manufacturers, including our company, to increase output and control costs in spite of higher costs for transportation and skilled workers.

PRODUCTS

     We currently market a wide variety of dimensional stone products under the "Durango Stone(TM)" brand name. We market several lines of dimensional stone products that we produce in a variety of colors and finishes, as follows:

     * HONED AND POLISHED. We use traditional stone finishing techniques to provide a highly polished surface to stone tiles, panels, and countertops. We offer honed and polished dimensional stone products in a wide variety of standard and irregular shapes and sizes, all of which provide a highly elegant and luxurious appearance.

     * DURANGO ANCIENT(TM). Instead of honing and polishing the finished surface, we tumble unfinished stones in large drums in a process that wears the surface to replicate hundreds of years of wear and weathering. This process yields finished stones with an aged appearance that is highly attractive in interior and exterior applications where a highly weathered look is desired.

     * DURANGO ANTIQUE(TM). We use a multi-step process that includes sandblasting and acid washing to yield a highly textured surface with more traction than a honed finish. This product is popular in wet areas such as patios, walkways, and pool or spa decks. Durango Antique(TM) provides extra traction and a cooler surface, even in hot weather, similar to but much cooler than "cool deck" products often used around swimming pools.

     * DURANGO ACCENTS(TM). We offer an increasing variety of strips, tiles, and panels that are designed to enhance and compliment our lines of Durango Stone(TM). Architects and designers can select from various sizes and shapes of Durango Accents(TM) for use as borders, back splashes, and highlights and to create unique decorative mosaics of pattern and color.

     We manufacture and market Durango Stone(TM) products in a wide variety of standard sizes ranging from 1" x 1" to 24" x 24" tiles for floors and walls. In addition, we produce large stone slabs in two basic sizes. Large slabs are typically 98" or more in length and 58" or more in width. Medium slabs are typically between 93" and 98" in length and between 54" and 58" in width. We produce slabs in a variety of colors and finishes. We or the fabrication and installation contractor for a project cut these stone slabs to standard or custom sizes for countertops, vanity tops, panels, furniture, and other applications.

     Our marble limestone products feature base colors that include ivory, beige-taupe, peach, ivory-beige, brown, and gold. The base colors are accented by black or white flecks and "flowerings" ranging from sandy beige to pewter-gray. Our travertine products range in color from ivory to beige to a combination of taupe and ivory, with occasional black or gray flecks or flowering. Our stone products' wide range of colors, finishes, and sizes enables architects, designers, and end users to create unique and distinctive applications. Samples of certain of our stone products have been tested for hardness, abrasion resistance (durability), water absorption, and coefficient of friction.

SALES, MARKETING, AND DISTRIBUTION

     We market our dimensional stone products primarily in the United States. We employ an in-house sales force that markets our products primarily to approximately 45 authorized stocking distributors and to more than 350 wholesale distributors of dimensional stone products, as well as to architects, residential and commercial developers, installation contractors, and designers. As our business grows, we are generating more of our sales revenue through sales into our authorized stocking distributor channel. In particular, much of our revenue generated from sales of slab material occurs as a result of sales through existing and new authorized stocking distributors.

     Our representatives attend several domestic and international building industry trade shows each year. In addition, we advertise our dimensional stone products and we have been featured in recent articles in major industry publications such as DIMENSIONAL STONE MAGAZINE, STONE WORLD MAGAZINE, and CONTEMPORARY STONE DESIGN. We maintain a showroom at our headquarters in Phoenix, Arizona, where our sales staff assists wholesale buyers, installation contractors, architects, and designers to become familiar with our products and their features and uses.

     We utilize the services of independent freight forwarders in El Paso, Texas to manage the importation and storage of our products at the United States border with Mexico. These freight forwarders transload the products at the border, manage the customs process, and either store the products in a bonded warehouse or ship the products to our warehouse in Phoenix, Arizona or directly to the customer.

QUARRYING AND MANUFACTURING

QUARRYING

     We currently extract marble limestone and travertine primarily from two quarry sites in Coahuila, Mexico. During the first five months of 1999 and in prior years, we paid the owners of the land on which our developed quarry sites are located a royalty based upon the quantity of stone we extracted. In May 1999, we modified our arrangements and now pay the owners of the land a fixed amount each month, regardless of the quantity of stone we extract.

     We have engaged two independent contractors that employ approximately 15 to 30 workers to extract the stone from our quarry sites. We own a portion of the equipment, tools, and supplies used by the contractors to extract stone from the quarries. During 1999, we extracted an average of approximately 420 cubic meters (approximately 14,840 cubic feet) of stone per month from our primary quarry site. We increased the quantity of stone extracted from our primary quarry site in each of the four quarters for the year ended December 31, 1999. Our raw materials inventory at December 31, 1999, which consists of large quarry blocks, was approximately $342,000, an increase of $325,000 over the balance of approximately $17,000 at December 31, 1998. We increased the raw materials inventory to serve the production capabilities of our new slab factory and to ensure an uninterrupted supply of block for all of our factories.

     The quarry workers drill pilot holes to define the large quarry blocks or monoliths to be extracted. These blocks are the height of the quarry face, which generally is 30 to 40 feet high. After drilling the pilot holes, the quarry workers utilize diamond wire saws to free the monoliths from the quarry face. The monoliths are then cut into three to five blocks of approximately five feet by six feet by eight feet and weighing about 20,000 pounds each. The quarry workers then use a front-end loader to load the blocks onto trucks for transport to our facilities in Durango, Durango, Mexico.

MANUFACTURING AND FINISH PROCESSING

     After the large stone blocks arrive at our manufacturing facilities, our skilled workers utilize a variety of large machines that split and cut the blocks into progressively smaller units. To produce honed and polished stone products, our workers first utilize computer operated diamond saws and wire saws to cut the blocks into "billets" measuring approximately 1.5 inches by 16 inches by 8 feet in length. The billets are then split length-wise into two strips and processed through a calibrating machine that grinds them to a thickness of approximately 10 millimeters. Workers then fill holes and voids with a cement-like material. After the filling material has dried, the workers hone, polish, and cut the stone to finished sizes. Workers then bevel the edges of the tiles, and the tiles are dried to reveal the natural color of the stone. The workers then carefully examine and sort the tiles for color and character as well as production defects. Tiles with defects are either repaired or rejected and cut into smaller tiles that we can sell. Tiles without defects are packaged according to their respective color categories and shipped to our warehouse in Phoenix, Arizona, to a warehouse in El Paso, Texas, or directly to our customers for installation at the end users' homes or businesses. During 1999, we produced and shipped an average of 68,700 square feet of honed and polished tile per month to the United States.

     To produce Durango Ancient(TM) stone products, the workers place blocks of stone into large drum-shaped tumblers and vibratories where the stones are tumbled and vibrated together with abrasive materials of various sizes. This process produces the appearance of several hundred years of wear and weathering in as little as one hour. After tumbling, the workers split and cut the blocks into finished dimensions, sort according to color and character, and package for shipping. During 1999, we produced and shipped an average of 59,300 square feet of Durango Ancient(TM) products per month to the United States.

     We produce Durango Antique(TM) stone products through a process that includes sandblasting and acid washing. This process produces a highly textured surface with a variety of unique appearances. During 1999, we produced and shipped an average of approximately 8,000 square feet of Durango Antique(TM) products per month to the United States.

     Slab production begins with the selection and accumulation of large blocks onto the gang saw block deck. The gang saw has space for up to 100 individual saw blades. Workers set the saw blades to cut approximately 50 slabs of 2 and 3-centimeter thickness in one cutting shift. Cut slabs are transported from the block deck to the finishing line, where robotic handling equipment loads each slab onto the finishing line. The finishing line is completely automated with the exception of the resin filling process. Workers fill holes and voids with a resin material and set the slabs aside for drying. When dried, slabs are honed and inspected for quality. Workers then inspect and sort the slabs based on color, quality, and size.

     During 1999, we continued to emphasize improving the quality as well as the quantity of dimensional stone products that we produce. We believe that we will be able to compete effectively with dimensional stone products imported from Italy and other countries so long as we can deliver stone products of comparable quality while taking advantage of the lower shipping costs and faster delivery schedules from our facilities in Mexico. We strive to increase product quality through increased training, improvements to production systems, and incentive programs that include bonuses paid to employees who meet goals relating to production and quality standards.

EQUIPMENT AND MACHINERY

     Since 1993, we have invested approximately $5.5 million in equipment and machinery that we use in our stone quarrying and finishing operations. This amount includes approximately $2.1 million that we invested in equipment for our new slab factory, which we completed during 1999. The equipment that we use to dimension and surface the finished stone products is highly complex and therefore the most capital intensive. Recent advances in quarrying technologies have resulted in increased costs for quarry equipment.

BACKLOG

     We strive to ship our products as quickly as possible after receipt of purchase orders from our customers. We do not maintain a material backlog of orders.

TRADEMARKS AND PATENT RIGHTS

     Although our business historically has not depended on trademark or patent protection, we recognize the increasing value of our various trade names and marks. We are taking steps designed to protect, maintain, and increase the value of our trade names and marks. There can be no assurance, however, that we will be able to obtain legal or other protection for our trade names and marks or that any protections that we obtain will be adequate to maintain or enhance the value of our trade names or marks.

COMPETITION

     The dimensional stone industry is highly fragmented and extremely competitive. We compete with many domestic and international companies, some of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we possess. We believe that our primary competitors are dimensional stone product manufacturers with quarry sources and production operations in Mexico, as well as manufacturers that obtain their stone from quarries in Italy and Turkey. All of these competitors market stone products that compete with our products in terms of appearance, quality, and price. We also compete indirectly with manufacturers of other products, such as ceramic tile, carpet, or wood flooring products and plastic laminate or Corian(TM) countertops, which are sold for use as flooring, countertops, and other installations in which dimensional stone products may be used. We compete principally on the basis of

     *    the increasing popularity of dimensional stone products;

     *    the color, quality, and appeal of our products;

     *    product design;

     *    the prices and availability of our products; and

     * our ability to deliver products to market on shorter notice than overseas manufacturers of competing products.

We believe that the geographical proximity of our Mexican processing facilities to our markets in the United States provides a competitive advantage by enabling us to fill orders on much shorter lead times than our overseas competitors. We cannot provide assurance, however, that we will continue to compete successfully in the future.

SEASONALITY

     We historically have experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodelling. We increased sales and marketing efforts during fiscal 1999 in an effort to improve sales during the fourth quarter. As a result of these efforts and increased demands for our products, we did not experience a decline in sales in the fourth quarter of 1999. In the future, we may be subject to periodic declines experienced by the building industry in general. See Item 1, "Special Considerations - The cyclical nature of the United States construction industry may adversely impact our business."

NATURE OF OUR MARKETS

     We design and market dimensional stone products primarily in those styles and colors that historically have not been subject to frequent fluctuations in demand. The markets for our products, however, may be subject to changing customer tastes, a high level of competition, and a constant need to create and market new products. Demand for dimensional stone products is influenced by the popularity of certain types of stone as well as architectural styles, cultural and demographic trends in society, marketing and advertising expenditures, and general economic conditions. Because these factors can change, customer demand also can shift. Certain of our dimensional stone products may be successfully marketed for only a limited time. We may not always be able to respond to changes in customer demand because of the amount of time and financial resources that may be needed to bring new products to market. The inability to respond to market changes would have an adverse impact on our business.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND SUPPLIES

     We currently obtain most of our marble limestone and travertine from two quarry sites in Coahuila, Mexico. Based upon the exposed quarry face as well as the length, depth, and spacing of various quarry holes drilled in the course of our quarry operations, we currently estimate that our primary quarry contains at least 2.0 million cubic meters of marble limestone and travertine. During 1999, we consumed approximately 3,600 cubic meters of stone. We plan to extract approximately 5,500 cubic meters of stone during 2000 in anticipation of the quantities of stone that will be required to supply our existing factories as well as our new slab factory, which began operations in the fourth quarter of 1999. We believe that this quarry will be sufficient to meet our requirements for this stone for an indefinite period at our currently anticipated levels of production. Although we have a long-term lease for our primary quarry, the inability to obtain stone from this site for even a short period of time could have a material adverse effect on our business. We continually seek other quarry sites that contain stone with distinctive color and quality characteristics that will enable us to produce unique and attractive dimensional stone products. We cannot provide assurance, however, that we will be able to locate additional quarry sites. See Item 1, " Special Considerations - We obtain stone from a limited number of desirable quarry sites" and "Special Considerations - We depend upon third parties to operate our quarries." During 1999, we also purchased small quantities of stone from other quarry sites in southern Mexico.

     We utilize a variety of supplies for our dimensional stone quarrying and finishing operations. These supplies include industrial diamond segments for saw blades, diamond wires, diamond tooling, and various abrasives. We believe that all of the supplies necessary to produce our dimensional stone products are readily available from multiple sources.

GOVERNMENT REGULATION; ENVIRONMENTAL MATTERS

     We are subject to various federal and state governmental laws and regulations of the United States and Mexico related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture, and disposal of toxic, volatile, or other hazardous substances used to produce our products. The processing of dimensional stone products utilizes significant amounts of fresh water and produces certain inert materials, primarily calcium carbonate, as by-products. We believe that these by-products are harmless to the environment. In addition, we have installed a water purification system at our stone processing facility in Mexico. This system reclaims approximately 90% of the water used in our stone processing operations. The waste created by the stone processing operations is transported off-site on a regular basis by a third-party waste hauler. During 1999 we completed construction of a state-of-the-art water treatment system for our entire Mexican stone processing facility. This system recycles all of the waste water from the stone production processes and provides a more advantageous method of compacting and recycling the calcium carbonate and other production by-products.

     Failure to comply with current or future laws and governmental regulations could result in the imposition of substantial fines on our company, suspension of production, alteration of our production processes, cessation of operations, or other actions that could materially and adversely affect our business, financial condition, and results of operations. We believe that we currently are in material compliance with environmental and other laws applicable to our quarrying and dimensional stone manufacturing operations.

INSURANCE

     We maintain a variety of insurance policies with third-party carriers. We maintain a $2.0 million general liability policy, a $1.0 million commercial automobile policy, an aggregate of $2.0 million in international coverage, a $500,000 worker compensation policy, $1.0 million in directors and officers' coverage, and an additional $1.0 million in commercial umbrella liability coverage. We also purchase land cargo and ocean cargo policies from time to time when transporting equipment or material that would otherwise not be insured over land or sea. In addition, we maintain insurance on our vehicles in Mexico. Otherwise, we are self-insured for losses incurred in connection with our Mexican operations and facilities. We believe our insurance coverage is adequate given the nature of our operations and the size of our company.

EMPLOYEES

     As of March 20, 2000, we had 220 full-time employees. Of the total number we employ, 203 were engaged in factory operations and administration, five in sales and marketing, three in warehouse functions, and nine in administrative functions, including our executive officers. All of our factory employees are located in Mexico. We have experienced no work stoppages and are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

                             SPECIAL CONSIDERATIONS

     YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, IN EVALUATING OUR COMPANY AND OUR BUSINESS.

A VARIETY OF FACTORS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     A wide variety of factors could adversely impact our net sales and operating results. These factors, many of which are beyond our control, include the following:

     * our ability to identify trends in markets that we target and to introduce products that take advantage of those trends;

     * our ability to locate and obtain the quarry rights to new sources of stone;

     * our ability to build or acquire additional facilities and equipment necessary to quarry and produce finished stone products in a timely manner and at competitive prices;

     * our ability to design and arrange for timely production and delivery of our products;

     *    market acceptance of our products;

     *    the level and timing of orders placed by our customers;

     *    seasonality;

     *    the popularity and life cycles of our products;

     *    customer satisfaction with products we design and market;

     *    the timing of expenditures in anticipation of orders;

     *    the cyclical nature of the markets we serve; and

     *    competition and competitive pressures on prices.

     Our ability to increase our sales and marketing efforts to increase the visibility of our products in order to stimulate customer demand and our ability to monitor and control manufacturing processes in order to maintain satisfactory delivery schedules are important factors in our long-term prospects. A slowdown in demand for our products as a result of changing consumer tastes and spending patterns, economic conditions, or other broad-based factors could adversely affect our operating results.

WE MAY NEED ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS.

     We believe that our existing capital resources, cash flow from operations, and financing commitments will be sufficient to satisfy our capital requirements during the next 12-month period. However, we may require additional equity or debt financing to

     *    finance future acquisitions of quarry rights;

     *    construct or acquire additional facilities or equipment;

     *    develop new product lines; or

     *    provide funds to take advantage of other business opportunities.

We cannot predict the timing or amount of any such capital requirements at this time. Although we have been able to obtain adequate financing on acceptable terms in the past, we cannot provide assurance that such financing will continue to be available on acceptable terms. In particular, in the past potential lenders have encountered difficulties or uncertainties associated with using our equipment and facilities located in Mexico as security for loans. These difficulties or uncertainties may make it more difficult or costly for us to obtain purchase or lease financing in the future. If additional financing is not available on satisfactory terms, we may not be able to expand our business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, INTERNATIONAL TRADE, AND CURRENCY EXCHANGE.

     We currently obtain all of our dimensional stone products from Mexico and our dimensional stone processing facilities are located in Mexico. We have capital investments in facilities, tools, and equipment in Mexico that amounted to approximately $5.5 million as of December 31, 1999. We believe that final production of our dimensional stone products at factories in Mexico enables us to obtain these items on a cost basis that allows us to market our products profitably. Our dependence on foreign personnel and our maintenance of equipment and inventories abroad expose us to certain economic and political risks, including the following:

     *    risks  associated  with  establishing  and  maintaining   satisfactory
          production standards and internal controls at our Mexican operations;

     * compliance with local laws and regulatory requirements, as well as changes in such laws and requirements;

     *    employment and severance issues;

     *    overlap of tax issues;

     *    political and economic conditions abroad; and

     *    the possibility of

          -    expropriation,
          -    supply disruption,
          -    currency controls,
          -    exchange rate fluctuations, and
          -    changes in tax laws, tariffs, and freight rates.

Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to manufacture our products outside the United States or the price at which we can obtain those products. We have not experienced any significant interruptions in obtaining our dimensional stone products to date.

     All of our purchases from our Mexican subsidiaries are denominated in U.S. dollars. Because we maintain operations in Mexico, we may be subject to risks associated with fluctuations in the value of the Mexican peso in the future. These risks include the potential for inflationary pressures and the disruptive effects on the employees of our Mexican subsidiaries that may occur as a result of any devaluations of the peso that may occur in the future. The devaluation of the peso in December 1994 resulted in a short-term decrease in our costs to produce dimensional stone products in Mexico. However, we increased wages paid to employees of our Mexican subsidiaries in order to reduce the negative impact that the currency devaluation had on the workers' standards of living. Because of the factors described above, any devaluations of the Mexican peso in the future could have an adverse effect on our operating results.

     To date, we have made limited sales of our dimensional stone products in Canada and other foreign countries. Sales in foreign countries currently do not represent a material portion of our revenue. All sales outside the United States are denominated in United States dollars. As a result, we do not bear any risks that may be associated with exchange rate fluctuations in connection with those sales.

WE OBTAIN STONE FROM A LIMITED NUMBER OF DESIRABLE QUARRY SITES.

     Although we possess rights to two quarry sites, we currently obtain substantially all of our stone blocks from one quarry site in Coahuila, Mexico. We located this quarry site after extensive geological searches by our management. We believe that the stone extracted from this site possesses distinctive characteristics in terms of color and quality that make this particular type of marble limestone unique and attractive. We extract stone from this quarry pursuant to existing contractual arrangements with the owners of the land. The inability to continue to extract sufficient quantities of stone from this site for even a short period of time may have a material adverse effect on our financial condition and results of operations. We may not be able to locate an alternative source of stone with desirable characteristics on a timely basis in the event that we are unable to obtain stone from our primary quarry site. We continually seek other quarry sites that contain stone with distinctive color and quality characteristics that will enable us to produce unique and attractive dimensional stone products. We cannot provide assurance, however, that we will be able to locate additional quarry sites. If we do locate additional quarry sites, we cannot provide assurance that we will be able to enter into arrangements to extract stone from such sites on terms that will be acceptable to us.

WE DEPEND UPON THIRD PARTIES TO OPERATE OUR QUARRIES.

     We depend upon third-party contractors to extract stone blocks from our quarry sites in Mexico. Although we own some of the tools, equipment, and supplies the contractors use in the quarrying process, we have limited control over the quarrying processes themselves. As a result, any difficulties encountered by the third-party contractors that result in production delays or the inability to fulfill orders on a timely basis could have a material adverse effect on our business. We do not have long-term contracts with our third-party contractors. We have experienced short-term interruptions in services from our third-party contractors in the past and were able to take temporary measures to avoid prolonged disruption to our quarrying operations. Although we believe we would be able to secure other third-party contractors that could conduct quarrying operations for us, our operations could be adversely affected if we lost our relationship with any of our current contractors.

WE RELY UPON INDEPENDENT DISTRIBUTORS AND OTHERS TO SELL OUR PRODUCTS.

     We market and distribute our products throughout the United States primarily through a network of authorized stocking distributors and wholesale buyers as well as architects, developers, installation contractors, and designers. Stocking distributors generally stock inventories only in quantities that they consider sufficient to fill anticipated short-term orders. As a result, they may cancel orders and change or delay volume levels on short notice to us. We may not be able to replace cancelled, delayed, or reduced orders in a timely manner. We depend upon our network of independent distributors, wholesalers, and others to sell our products to end users, to perform installation services, and to perform other services after the sale. Most of these distributors, wholesalers, and other purchasers of stone products carry products that compete directly with our products and other dimensional stone manufacturers compete intensely for their attention. We may not be able to maintain favorable relationships with the distributors, wholesalers, and others that currently carry or sell our product lines in order to encourage them to promote and sell our products instead of those of our competitors. We also cannot provide assurance that we will be able to develop similar relationships with additional distributors, wholesalers, and others in the future. We may face increased levels of risks associated with sales through stocking distributors as we increase the percentage of our total sales through that distribution channel in the future.

WE MUST EFFECTIVELY MANAGE OUR GROWTH.

     Since 1993, our business operations have undergone significant changes and growth, including the following:

     * locating, obtaining the rights to develop, and developing our sources of stone;

     *    emphasis on and expansion of our dimensional stone product lines; and

     *    significant investments in facilities, equipment, and tooling.

Our ability to effectively manage any significant future growth will require us to

     * further enhance our operational, financial, management, and internal control systems;

     *    expand our facilities and equipment;

     *    produce and receive products on a timely basis; and

     *    successfully hire, train, and motivate additional employees.

The failure to manage our growth on an effective basis could have a material adverse effect on our operations. For example, we have experienced production delays and quality control issues at our new slab factory in Mexico. We anticipate that these delays and product defects will result in unanticipated expenses and lower than anticipated revenue during the first two quarters of fiscal 2000, which will have an adverse impact on our operating results.

     We may be required to increase staffing and incur other expenses as well as to make expenditures on capital equipment and manufacturing facilities in order to meet the anticipated demand of our customers. Changing consumer tastes can significantly affect sales of our dimensional stone products, and customers for our products generally do not commit to firm orders for more than a short time in advance. Our profitability would be adversely affected if we increased our expenditures in anticipation of future orders that did not materialize. Certain customers also may increase orders for our products on short notice, which could place an excessive short-term burden on our resources.

WE MUST RAPIDLY RESPOND TO MARKET CHANGES.

     We design and market dimensional stone products primarily in those styles and colors that historically have not been subject to frequent fluctuations in demand. The markets for our products, however, may be subject to rapidly changing customer tastes, a high level of competition, and a constant need to create and market new products. Demand for dimensional stone products is influenced by a wide variety of factors, including the following:

     *    the popularity of certain types of stone;

     *    architectural styles;

     *    cultural and demographic trends;

     *    marketing and advertising expenditures; and

     *    general economic conditions.

Because these factors can change, customer demand also can shift. Certain of our new dimensional stone products may be successfully marketed for only a limited time. We may not always be able to respond to changes in customer taste and demand because of the amount of time and financial resources that may be required to bring new products to market. The inability to respond to market changes could have an adverse impact on our operations.

WE DEPEND ON NEW PRODUCTS.

     We historically have focused on producing dimensional stone products in traditional colors, styles, and finishes. Our operating results will depend to a significant extent on our ability to continue to develop and introduce new dimensional stone products on a timely basis. Those products must compete effectively on the basis of price and must address customer requirements. The success of new product introductions depends on various factors, including the following:

     *    proper new product selection;

     *    successful sales and marketing efforts;

     *    timely production and delivery of new products; and

     *    consumer acceptance of new products.

New products may not receive or maintain substantial market acceptance. Our future operating results could be adversely affected if we are unable to design, develop, and introduce competitive products on a timely basis.

WE FACE INTENSE COMPETITION.

     The dimensional stone products markets are highly fragmented and extremely competitive. We compete with many domestic and international companies, some of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we possess.

     We believe that our relationships with many of the leading dimensional stone processing equipment manufacturers, importers, and distributors represent a significant advantage over our competitors in the dimensional stone products industry. Accordingly, we strive to develop and strengthen these relationships. Our ability to compete successfully depends on a number of factors both within and outside our control. These factors include the following:

     * the quality, appearance, uniqueness, pricing, and diversity of our products;

     *    the continued popularity of our available stone products;

     *    the quality of our customer services;

     * our ability to recognize industry trends and anticipate shifts in consumer demands;

     *    our success in designing and marketing new products;

     * the availability of adequate sources of manufacturing capacity and our ability to meet delivery schedules;

     *    our efficiency in filling customer orders;

     * our ability to develop and maintain effective marketing programs that enable us to sell our products;

     *    product introductions by our competitors;

     *    the number,  nature, and success of our competitors in a given market;
          and

     * general market and economic conditions, including trends in the residential and commercial building industries in the United States and other countries.

We currently compete principally on the basis of

     *    the increasing popularity of dimensional stone products;

     *    the color, quality, and appeal of our products;

     *    product design;

     *    the prices and availability of our products; and

     * our ability to deliver products to market sooner than overseas manufacturers of competing products.

We cannot provide assurance that we will continue to be able to compete successfully in the future.

THE CYCLICAL NATURE OF THE UNITED STATES CONSTRUCTION INDUSTRY MAY ADVERSELY IMPACT OUR BUSINESS.

     Our dimensional stone products are installed primarily in new and remodeled luxury residences, upscale commercial buildings, and hotels throughout the United States. The level of construction activity in the United States has remained at a relatively high level in recent years, which has contributed significantly to the demand for our products and growth of our business since 1995. The U.S. construction industry, however, is extremely cyclical. A variety of factors influence the construction industry and therefore indirectly influence demand for our products. These factors, all of which are outside our control, include the following:

     *    housing demand;

     *    commercial real estate and hotel vacancy and absorption rates;

     *    affordability of housing and commercial real estate;

     *    Interest rates and availability of financing; and

     *    general economic conditions, including

          --   growth in gross domestic product;
          --   regional and local economic trends and outlook;
          --   shifting demographic trends;
          --   levels of unemployment; and
          --   consumer confidence.

Construction activity may fluctuate or decline significantly from time to time in the future as a result of these factors. A decrease in demand for our products as a result of downturns in construction activity could have a material adverse effect on our financial condition and results of operations.

WE EXPERIENCE SEASONAL FLUCTUATIONS IN SALES.

     The second and third calendar quarters of each year generally are characterized by higher sales of dimensional stone products because of the increased level of residential construction activities during those months. Seasonal fluctuations in quarterly sales may require us to take temporary measures, including increased personnel, borrowings, and other operational changes, and could result in unfavorable quarterly earnings comparisons.

WE DEPEND ON KEY PERSONNEL.

     Our development and operations to date have been, and our proposed operations will be, substantially dependent upon the efforts and abilities of our senior management, including Franklin Cunningham, our Chairman of the Board, President, and Chief Executive Officer. The loss of services of one or more of our key employees, particularly Mr. Cunningham, could have a material adverse effect on our business. We do not maintain key person life insurance on the life of Mr. Cunningham or any of our other officers.

OUR MANAGEMENT OWNS A MAJORITY OF OUR COMMON STOCK.

     Our directors and executive officers and the officers of our Mexican subsidiaries currently own 70.8% of our outstanding common stock. Accordingly, these shareholders collectively have the power to elect all of the members of our board of directors and thereby to control the business and policies of our company.

OUR STOCK IS THINLY TRADED AND MAY EXPERIENCE PRICE VOLATILITY.

     Our common stock currently is quoted in the National Quotation Bureau's "Pink Sheets." The trading volume of our common stock historically has been limited, and there can be no assurance that an active public market for our common stock will be developed or sustained. The trading price of our common stock in the past has been, and in the future could be, subject to wide fluctuations. See Item 5, "Market for Common Equity and Related Stockholder Matters." These fluctuations may be caused by a variety of factors, including the following:

     *    quarterly variations in our operating results;

     * actual or anticipated announcements of new products by us or our competitors;

     *    changes in analysts' estimates of our financial performance;

     *    general conditions in the markets in which we compete; and

     *    worldwide economic and financial conditions.

The stock market in general also has experienced extreme price and volume fluctuations that have particularly affected the market prices for many rapidly expanding companies and often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

PENNY STOCK RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

     Our common stock in the past has been, and from time to time in the future may be, subject to the "penny stock" rules as promulgated under the Securities Exchange Act of 1934. In the event that no exclusion from the definition of a "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide each customer with

     *    a risk disclosure document,

     *    disclosure of market quotations, if any,

     *    disclosure  of  the   compensation  of  the   broker-dealer   and  its
          salesperson in the transaction, and

     * monthly account statements showing the market values of our securities held in the customer's accounts.

     The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Sales of substantial amounts of our common stock by shareholders, or even the potential for such sales, are likely to have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities. Of the 33,253,768 shares of common stock outstanding as of March 20, 2000, approximately 3,600,000 shares are eligible for resale in the public market without restriction unless held by an "affiliate" of our company, as that term is defined under applicable securities laws. The approximately 29,653,800 remaining shares of common stock currently outstanding are "restricted securities," as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption from the securities laws. Affiliates also are subject to certain of the resale limitations of Rule 144.

     Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from our company or an affiliate of our company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or, if the shares are quoted on a stock exchange or Nasdaq, the average weekly trading volume for the four weeks prior to the proposed sale of such shares. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about our company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from us or from an affiliate of our company is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. An aggregate of 20,081,445 shares held by our officers and directors currently are available for sale under Rule 144.

WE DO NOT PLAN TO PAY CASH DIVIDENDS.

     We have never paid any cash dividends on our common stock and do not currently anticipate that we will pay dividends in the foreseeable future. Instead, we intend to apply earnings to the expansion and development of our business.

CHANGE IN CONTROL PROVISIONS MAY ADVERSELY AFFECT EXISTING STOCKHOLDERS.

     Our articles of incorporation and Nevada law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when those attempts may be in the best interests of our shareholders. Our articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting, liquidation, dividend, conversion, or other rights that adversely affect or dilute the voting power of the holders of our common stock.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS IN THIS REPORT.

     Certain statements and information contained in this Report that are not historical facts are forward-looking statements, as such term is defined in the securities laws. Forward-looking statements include statements concerning

     *    our future, proposed, and anticipated activities;

     * certain trends with respect to our revenue, operating results, capital resources, and liquidity; and

     * certain trends with respect to the markets in which we compete or the dimensional stone industry in general.

Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those forward-looking statements include those discussed under this Item 1, "Special Considerations" and elsewhere in this Report.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease a facility in Phoenix, Arizona, containing approximately 10,000 square feet. The lease term expires in November 2000. We use approximately 3,000 square feet of the facility for our corporate offices and showroom and approximately 7,000 square feet for warehouse space. Franklin E. Cunningham, our Chairman of the Board, President, and Chief Executive Officer, acquired this building in January 1999. In March 2000, Mr. Cunningham transferred this property to Lee M. Cunningham, a director of our company. See Item 13, "Certain Relationships and Related Transactions."

     We own approximately 5.4 acres of land in Durango, Durango, Mexico where our dimensional stone processing facilities are located. We own five buildings, containing an aggregate of approximately 90,000 square feet, located on this property. We utilize these facilities for our stone processing, finishing, selection, and warehousing operations and for offices.

ITEM 3. LEGAL PROCEEDINGS

     In September 1998, we, through one of our Mexican subsidiaries, initiated litigation with Multibanco Comermex S.A. and Banca Serfin S.A. ("Banca Serfin") for the release of the lien against certain trust assets. The lawsuit alleges that the debt owed by us to Banca Serfin is much less than the bank has claimed. The bank claims that we owe approximately $900,000. We are vigorously litigating our position that we have repaid all borrowings owed to Banca Serfin. We established a reserve of approximately $900,000 in 1997 to cover any damages resulting from the lawsuit and are no longer accruing interest related to the balance on our financial statements. Although we believe that the expected outcome of this matter will not have a material adverse effect on our results of operations or financial condition, there can be no assurance that we will achieve a favorable outcome in this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock currently is quoted in the National Quotation Bureau's "Pink Sheets" under the symbol "WWST." We have no shares of preferred stock outstanding. The following table sets forth the quarterly high and low closing sale prices of our common stock for the calendar periods indicated.

                                                       COMMON STOCK
                                                     ---------------
                                                     HIGH        LOW
                                                     ----        ---
     1997:
        First Quarter ............................   $0.34      $0.06
        Second Quarter ...........................    0.34       0.06
        Third Quarter ............................    0.50       0.03
        Fourth Quarter ...........................    0.50       0.03

     1998:
        First Quarter ............................   $0.22      $0.03
        Second Quarter ...........................    0.63       0.03
        Third Quarter ............................    0.21       0.03
        Fourth Quarter ...........................    0.06       0.03

     1999:
        First Quarter ............................   $0.10      $0.02
        Second Quarter ...........................    0.15       0.02
        Third Quarter ............................    0.15       0.12
        Fourth Quarter ...........................    0.15       0.09

     2000:
        First Quarter (through March 20, 2000) ...   $0.25      $0.13

     As of March 20, 2000, there were approximately 500 holders of record of our common stock. On March 20, 2000, the closing sales price of our common stock on the National Quotation Bureau's "Pink Sheets" was $.25 per share.

     We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of our board of directors and will depend on our earnings, if any, our capital requirements and financial condition, and such other factors as the board of directors may consider.

     On July 21, 1999, we issued (a) 50,000 shares of our common stock to Timothy L. Ligget, our Chief Accounting Officer and a director at the time, and
(b) 50,000 shares of our common stock to Murray Peck in connection with accounting services that he provided to our company. We issued these shares without registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) of that act.

     On March 15, 2000, our Board of Directors approved a 1-for-30 reverse stock split, subject to approval by our stockholders at a meeting to be held during calendar 2000.

ITEM 6. SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report. The data has been derived from our financial statements, which statements have been audited by Arthur Andersen LLP, independent public accountants.

                                                               YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1997             1998             1999
                                                   ------------     ------------     ------------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenue .......................................    $  3,111,918     $  4,267,938     $  6,567,106
Cost and expenses:
  Cost of goods sold ..........................       1,679,015        2,042,064        3,489,307
  Selling, general and administrative .........       1,015,835        1,290,600        1,674,229
  Depreciation and amortization ...............          21,385           42,276           49,558
                                                   ------------     ------------     ------------
Operating income ..............................         395,683          892,998        1,354,012
Other income (expense), net ...................          63,980          (62,379)          36,518
                                                   ------------     ------------     ------------
Income before (provision for) benefit
 from income taxes ............................         459,663          830,619        1,390,530
(Provision for) benefit from income taxes .....         300,000               --         (497,000)
                                                   ------------     ------------     ------------
Net income ....................................    $    759,663     $    830,619     $    893,530
                                                   ============     ============     ============
Basic and diluted earnings per common share
 and common share equivalent (1) ..............    $       0.02     $       0.02     $       0.03
                                                   ============     ============     ============
Basic and diluted weighted average number of
  common shares and common share equivalents
  outstanding (1) .............................      35,073,683       34,687,330       32,748,700

CONSOLIDATED BALANCE SHEET DATA
  (AT END OF PERIOD):
Cash ..........................................    $    221,660     $    279,167     $    151,147
Working capital(2) ............................        (294,750)         283,376          708,989
Total assets ..................................       5,086,418        5,818,209        8,220,443
Notes payable to banks, lines of credit, and
 long-term debt ...............................         305,889          204,459        1,335,238
Total stockholders' equity ....................       3,571,384        4,399,742        5,325,473

----------
(1) Because we have no outstanding convertible securities or other common stock equivalents, the amounts reported for basic and diluted earnings per share are the same and the amounts reported for basic and diluted weighted average common shares are the same.
(2) The decrease in working capital in fiscal 1997 was primarily attributable to a reclassification of debt on our financial statements from long-term to current liabilities as a result of our dispute with Banca Serfin over the amounts owed. See Item 3, "Legal Proceedings."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTRODUCTION

     We quarry, manufacture, and market a wide variety of dimensional stone products. We extract marble limestone and travertine blocks from quarries located in Mexico. We then transport the blocks to plants operated by our wholly owned Mexican subsidiaries in Durango, Durango, Mexico, where the blocks are cut, honed, polished or tumbled, then dimensioned and packaged. We market our dimensional stone products primarily in the United States through distributors, dealers, and designers. We also sell a small quantity of our products in Canada and Europe.

     We began producing and marketing our current line of Durango Stone(TM) products in 1994. We have concentrated on expanding our facilities, upgrading our equipment, and training our employees to produce larger quantities of high-quality dimensional stone products at reduced costs per square foot. We introduced our Durango Ancient(TM) products in November 1996. We initiated marketing efforts for this new product during 1997 and have achieved successful levels of sales to date. We believe that production of this product will continue to be profitable due to economies of scale and further utilization of existing machinery.

     During 1998, we upgraded some of the equipment at our existing factories as production at those facilities approached capacity. During 1999 we completed construction of a third production facility adjacent to our first two factories. The new facility began producing large marble limestone slabs during the fourth quarter of 1999. We market these slabs to wholesale distributors, contractors, and other end-users as partially finished slabs, which can be cut to finished size prior to installation, and as fully finished slabs cut to standard or custom dimensions and shipped as ready-to-install panels. The new facility also produces slabs that we use for processing into tiles in our other factories. Our total cost to build and equip this facility was approximately $2.1 million We funded approximately $1.0 million of the costs of the facility from operations and financed the remaining $1.1 million through borrowings. See "Liquidity and Capital Resources," below. We believe that there is significant demand for the type of products that the new facility will produce and that sales of these products will contribute significantly to our revenue and profitability in future periods. These expectations for sales and profitability may not be met, however, for a variety of reasons. See Item 1, "Special Considerations."

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     REVENUE. Our revenue for the year ended December 31, 1999 totaled $6,567,106, which represents a 53.9% increase over revenue of $4,267,938 for the year ended December 31, 1998. We attribute the increase in revenue to (a) greater market acceptance and demand for our products as a result of expanded sales and marketing efforts and the increase in our customer base of authorized stocking distributors and wholesale distributors; (b) increased productivity and production volume due to improved utilization of factory capacity through expanded work shifts, upgrades and enhancements to existing machinery, and the installation of new machinery; and (c) sales of slabs produced at our new factory, beginning in December 1999.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold increased to $3,489,307 during the year ended December 31, 1999 from $2,042,064 during the year ended December 31, 1998. We attribute this increase to the corresponding increase in sales during the same period. Gross profit increased to $3,077,799, or 46.9% of revenue, in fiscal 1999 from $2,225,874, or 52.2% of revenue, in fiscal 1998. The decrease in gross profit as a percentage of revenue was due to increased sales through our authorized stocking distributor channel, which typically provide lower margins, and higher production costs incurred during the second quarter to fulfill a special customer order.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased 29.7% to $1,674,229 in the year ended December 31, 1999 from $1,290,600 in the year ended December 31, 1998. The majority of this increase is attributable to increased salary, wage, and sales commissions expense due to the addition of several new administrative and sales personnel as $(increased sales activity. We also incurred increased expenditures for advertising and promotional activities and consulting services.

     DEPRECIATION AND AMORTIZATION. Total depreciation and amortization was $393,910 for the year ended December 31, 1999 and $331,534 for the year ended December 31, 1998. Depreciation expense included in cost of goods sold as indirect overhead amounted to $344,352 for the year ended December 31, 1999 and $289,258 for the year ended December 31, 1998. Depreciation and amortization of $49,558 in 1999 and $42,276 in 1998 was allocated and directly related to other costs and expenses for those fiscal years. We anticipate depreciation expense will increase significantly in fiscal 2000 and beyond as a result of depreciation of plant and equipment purchased during 1999 for our new slab factory. Depreciation expense will increase further as we expand our operations by purchasing additional property, plant, and equipment during 2000 and subsequent years.

     OTHER INCOME (EXPENSE), NET. Other income, net, in fiscal 1999 was $36,518, as compared with other expense, net, of $62,379 in fiscal 1998. In fiscal 1999, interest expense was $44,971 due to interest charges on borrowings we made during 1999 to purchase equipment installed in our new slab factory. We experienced a gain on currency remeasurement of $69,482 during 1999 as a result of a stronger Mexican peso, as compared with a loss on currency remeasurement of $38,399 due to the devaluation of the Mexican peso during 1998.

     PROVISION FOR INCOME TAXES. We used our remaining net operating loss carryforwards during fiscal 1999, reduced our deferred tax asset by $300,000, and recorded a related provision for income taxes of $497,000 for the year ended December 31, 1999. We utilized a portion of our net operating loss carryforwards in 1998, and therefore recorded no provision for income taxes in 1998.

     NET INCOME. Net income for fiscal 1999 increased to $893,530, or $.03 per share of common stock, over net income of $830,619, or $.02 per share of common stock, in fiscal 1998 as a result of the factors described above.

SEASONALITY

     We historically have experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodelling. We increased sales and marketing efforts during fiscal 1999 to improve sales during the fourth quarter. As a result of these efforts and increased demands for our products, we did not experience a decline in sales in the fourth quarter of 1999. In the future, we may be subject to periodic declines experienced by the building industry in general.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital increased to $708,989 at December 31, 1999 from $283,376 at December 31, 1998. Current assets increased to $2,548,551 at December 31, 1999 from $1,598,945 at December 31, 1998. These increases were due to (a) increased sales, which resulted in increased accounts receivable, and (b) increased block purchases and finished goods production, which resulted in increased inventory.

     Our operating activities provided net cash of $772,046 during the year ended December 31, 1999. Net operating cash flow increased from 1998, even with increased net income, due to increases in accounts receivable and inventories.

     We invested approximately $1.7 million during fiscal 1999 to enhance our factories and to purchase equipment and machinery, primarily in Mexico. We intend to acquire additional property, plant, and equipment during 2000 and in future years in order to continue our current sales volume increases and to accommodate anticipated increases in demand for our products.

     On April 13, 1999, we obtained a loan of $1,080,000 for equipment that we installed in our new slab factory. The loan bears interest at the rate of 9.53% per annum and matures on April 13, 2004. The loan is secured by quarry block, quarry equipment, and the building structure and equipment purchased and installed specifically from these loan proceeds at the new factory. Our company and our subsidiary, Sociedad Piedra Sierra, S.A. de C.V., have guaranteed the loan under the terms and conditions of the loan agreement. Loan fees incurred in connection with obtaining the loan were deferred and are being amortized over the life of the loan.

We used cash flows from operations of approximately $1.0 million to finance the balance of the costs to build and equip the new facility.

     On August 13, 1999, we obtained a $500,000 revolving line of credit from Bank One, Arizona NA. Interest on amounts borrowed under the line of credit is payable monthly at the bank's prime rate plus 1.5%, or 10.0% at December 31, 1999. The line of credit expires on August 13, 2000, and is secured by our inventory, accounts receivable, and intangible assets. Franklin E. Cunningham, our Chairman of the Board, President, and Chief Executive Officer, also has personally guaranteed our obligations under the line of credit. At December 31, 1999, we had outstanding borrowings of $250,000 and $250,000 available to us under the line of credit.

     In January 2000, we entered into a capital lease agreement with a bank in order to refinance the balance outstanding on the line of credit at December 31, 1999. The capital lease has a five-year term and bears interest at a rate of 9.29% per annum. The monthly payment is $4,730 and we have the option to purchase the equipment for a nominal amount at the end of the lease term. Although the amount outstanding on the line of credit at December 31, 1999, was converted to a capital lease, we retain the line of credit for our short-term financing needs.

     We anticipate that our current cash resources, expected cash flow from operations, and the equipment financing described above will be sufficient to fund our capital needs during the next 12 months at our current level of operations, apart from capital needs resulting from construction of new facilities or acquisitions of additional equipment or additional business operations. We may, however, be required to obtain additional capital to fund our planned growth during the next 12 months and beyond, particularly for expansion of our facilities and operations in Mexico. Potential sources of any additional capital may include the proceeds from bank financing, strategic alliances, and offerings of our equity or debt securities. We cannot provide assurance that additional capital will be available from these or other potential sources, and the lack of additional capital could have a material adverse effect on our business.

YEAR 2000 COMPLIANCE

     Many existing computer programs and systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the recent change in the century.

     During 1999, we upgraded our internal computer networks at our headquarters in Phoenix, Arizona. These upgrades were intended to integrate management information systems, as well as to ensure compliance with Year 2000 requirements. During fiscal 1999, we also completed upgrades to our computer systems and equipment located in Mexico during 1999 to address Year 2000 issues, as well as to improve the content, quality, and flow of information throughout our company. As of the date of this Report, we have not experienced any material disruption to our operations as a result of any failure of any of our systems to function properly as of January 1, 2000. We also have not experienced any Year 2000 failures related to any of our significant vendors or suppliers.

     Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not in the future identify equipment or systems that are not Year 2000 compliant.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements, the Notes thereto, and the reports thereon commencing at page F-1 of this Report, which financial statements, notes, and reports are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our directors and executive officers.

     NAME                   AGE               POSITION HELD
     ----                   ---               -------------
Franklin E. Cunningham      47       Chairman of the Board, President, and
                                        Chief Executive Officer
Spencer W. Cunningham       50       Executive Vice President, Treasurer, and
                                        Director
Aaron T. Macneil            30       Chief Financial Officer
Michael D. Nafziger         44       Director of National Sales, Secretary, and
                                        Director
Lee M. Cunningham           48       Director
L. Ernest Whitesel          62       Director

     FRANKLIN E. CUNNINGHAM founded our company and has served as our President and Chief Executive Officer since August 1989 and as Chairman of the Board since November 1991. Mr. Cunningham served as our Treasurer from August 1989 to March 1998. From 1983 to 1989, Mr. Cunningham served as a consultant and agent to various architectural stone and ceramic tile materials and equipment suppliers, manufacturers, manufacturer representatives, distributors, architects, and designers in the United States, Italy, Germany, Taiwan, Spain, Portugal, India, Turkey, and Indonesia. Mr. Cunningham has been involved in various aspects of the architectural stone and ceramic tile industry since 1973. Mr. Cunningham is the brother of Spencer W. Cunningham and the former spouse of Lee M. Cunningham.

     SPENCER W. CUNNINGHAM has served as our Executive Vice President and as a director of our company since August 1994. Mr. Cunningham served as our Chief Financial Officer from November 1998 until September 1999. Mr. Cunningham also served as our Vice President from August 1989 until May 1991. From January 1985 to November 1991, Mr. Cunningham operated a real estate construction company and served as an independent business development consultant in Ohio and Arizona. Mr. Cunningham is the brother of Franklin E. Cunningham and the brother-in-law of Lee M. Cunningham.

     AARON T. MACNEIL has served as our Chief Financial Officer since September 1999. Mr. Macneil was employed as an audit manager with Arthur Andersen LLP from September 1995 to September 1999, where he was primarily engaged in auditing publicly held companies. He is a Certified Public Accountant in the state of Arizona.

     MICHAEL D. NAFZIGER has served as our Director of National Sales and as a director of our company since August 1996, and as our Secretary since November 1998. Mr. Nafziger served as our Director of Operations from November 1995 to August 1996. Prior to joining our company, Mr. Nafziger served as Vice President
- Marketing for Genesis Technology Group from 1981 to 1983 and as President of Ultraset/Profinish from 1983 to 1991. Mr. Nafziger was self-employed as a consultant from 1991 until November 1995.

     LEE M. CUNNINGHAM has served as a director of our company since September 1990. Ms. Cunningham served as our Secretary from September 1990 to November 1998 and as our Vice President from November 1998 until April 1999. Ms. Cunningham also served as our Secretary from October 1989 to March 1990. Ms. Cunningham currently serves as the Human Resource Manager for The Del Webb Corporation. Ms. Cunningham is a licensed general contractor in the State of Arizona and has been engaged in various aspects of the interior design and furnishings, building products and building construction, and importing industries since 1973. Ms.

Cunningham also is active as a consultant in human resources and leadership, and facilitates seminars for professional growth. Ms. Cunningham is the former spouse of Franklin E. Cunningham.

     L. ERNEST WHITESEL has served as a director of our company since November 1992. Mr. Whitesel has engaged in business investing activities as President of Hallmark Enterprises, Inc. since March 1991. Mr. Whitesel served as the principal partner in a general insurance agency from 1981 to 1990.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulations require directors, officers, and greater than 10% stockholders to furnish our company with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms for the year ended December 31, 1999 received by us and written representations that no other reports were required, we believe that each person who was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Aaron Macneil timely filed a report on Form 5 disclosing his beneficial ownership of our securities as of the date on which he became an officer of our company, which was required to have been reported earlier on Form 3.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     The following table sets forth certain information concerning the compensation earned by our Chief Executive Officer for the fiscal years ended December 31, 1997, 1998, and 1999. No other executive officer of our company received compensation of $100,000 or more during fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                     ALL OTHER
                                           ANNUAL COMPENSATION      COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR  SALARY ($)(1)   BONUS($)    ($)(2)
---------------------------         ----  -------------   --------  ------------
Franklin E. Cunningham              1999   $ 100,000        $ 0         $962
 Chairman of the Board, and         1998      83,333          0          962
 President and Chief Executive      1997      72,000          0          962
 Officer

----------
(1) Mr. Cunningham also received certain perquisites, the value of which did not exceed 10% of his salary and bonus during fiscal 1999.
(2) Amounts shown for fiscal 1999 represent premium payments for term life insurance.

     We offer our employees, including directors who also are employees of our company, medical, dental, and life insurance benefits. We currently have no stock option plan or other incentive or long-term compensation plans for or agreements with our directors, officers, or other key employees.

DIRECTORS' COMPENSATION

     Our directors historically did not receive compensation for serving as members of our board of directors and were not reimbursed for their expenses in attending meetings of the board of directors. In November 1998, our board of directors approved a program under which directors receive $200 for each meeting attended in person or by telephone. In addition, we now reimburse directors for expenses related to out-of-town travel to attend board of directors meetings.

CONSULTING AGREEMENT

     During April 1999, we entered into a Separation and Consulting Agreement with Lee M. Cunningham, a director of our company, in connection with her resignation as an officer of our company. Under the agreement, Ms. Cunningham has agreed to provide consulting services and advice to us with respect to various human resources issues that we encounter in connection with our business. We have agreed to pay Ms. Cunningham $2,080 per month for 81 months, beginning in April 1999, in consideration of services that Ms. Cunningham previously provided to us, for the consulting services she provides under the agreement, and for certain releases given by Ms. Cunningham in the agreement. We also agreed to indemnify Ms. Cunningham with respect to any losses she may incur as a result of her personal guarantees of our indebtedness to third parties prior to her resignation.

     We do not have any employment or consulting agreements with any of our other directors, officers, or other employees.

2000 INCENTIVE STOCK PLAN

     On March 15, 2000, our Board of Directors adopted our 2000 Incentive Stock Plan, subject to approval by our stockholders at a meeting to be held within 12 months. The incentive plan provides for the grant of incentive and nonqualified stock options to acquire common stock, the direct grant of common stock, the grant of stock appreciation rights, or SARs, and grants of other stock-based awards to key personnel, directors, consultants, independent contractors, and others who provide valuable services to our company. The incentive plan provides these individuals with an opportunity to acquire a proprietary interest in our company and thereby align their interests with the interests of our other stockholders and to give these individuals an additional incentive to use their best efforts for our long-term success. We believe that the incentive plan will represent an important factor in attracting and retaining executive officers and other key employees, directors, and consultants and may constitute a significant part of our compensation program.

     We may issue up to a maximum of 30,000,000 shares of our common stock under the incentive plan. That number will be automatically adjusted to 1,000,000 shares upon stockholder approval of the proposed 1-for-30 reverse stock split. The maximum number of shares of stock with respect to which options or other awards may be granted to any individual employee, including officers, during the term of the incentive plan may not exceed 50% of the shares of common stock covered by the incentive plan. As of March 20, 2000, we have not granted any options or other awards under the incentive plan.

     The incentive plan will terminate on March 15, 2010, and options may be granted at any time during the life of the incentive plan. The power to administer the incentive plan with respect to our executive officers and directors and all persons who own 10% or more of our issued and outstanding stock rests exclusively with the Board of Directors or a committee consisting of two or more non-employee directors. The power to administer the incentive plan with respect to other persons rests with the Board of Directors or a committee of the Board of Directors. The plan administrator will determine the persons to whom options or other awards will be granted, when options become exercisable, the exercise prices of options, and the expiration dates of options and other awards. If an option is intended to be an incentive stock option, the exercise price may not be less than 100% (110% if the option is granted to a stockholder who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of our stock) of the fair market value of the common stock at the time of grant, and the term may not exceed 10 years (5 years if the option is granted to a stockholder who possesses more than 10% of the voting power of our stock).

     The incentive plan is not intended to be the exclusive means by which we may issue options or warrants to acquire our common stock, stock awards, or any other type of award. To the extent permitted by applicable law, we may issue additional options, warrants, or stock-based awards other than pursuant to the incentive plan without stockholder approval.

LIMITATION OF DIRECTORS' LIABILITY; INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND AGENTS

     Our articles of incorporation provide that no director or officer of our company shall be personally liable to our company or its stockholders for monetary damages for any breach of fiduciary duty by such person as a director or officer, except that a director or officer shall be liable, to the extent provided by applicable law, (a) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (b) for the payment of dividends in violation of restrictions imposed by Nevada laws. The effect of this provision in the articles of incorporation is to eliminate the rights of our company and our stockholders, either directly or through stockholders' derivative suits brought on behalf of our company, to recover monetary damages from a director or officer for breach of the fiduciary duty of care as a director or officer except in those instances provided under Nevada law.

     Our bylaws require us to indemnify any person who incurs liability or expense by reason of such person acting as a director or officer of our company, to the fullest extent allowed by Nevada law, except that indemnification is not permitted in relation to any matter in which such person is found to be liable for negligence or misconduct. In the event that an action, suit, or proceeding is settled, we may indemnify such person only in connection with such matters covered by the settlement as to which we are advised by counsel that the person to be indemnified did not commit such a breach of duty. Our bylaws define "expenses" to include, but not to be limited to, amounts of judgments, penalties or fines and interest thereon, costs, attorneys' fees, expert witness fees, and amounts paid in settlement, provided that such settlement is approved by our board of directors before we indemnify a person determined to be entitled to such indemnification.

     Section 78.751 of the Nevada General Corporation Law provides that a corporation may indemnify its directors and officers against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by the director or officer in connection with an action, suit or proceeding in which the director or officer has been made or is threatened to be made a party, if the director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceeding, had no reason to believe that his or her conduct was unlawful. Any such indemnification may be made by the corporation only as ordered by a court or as authorized by the corporation's stockholders or board of directors in a specific case upon a determination made in accordance with the Nevada GCL that such indemnification is proper in the circumstances. Under the Nevada GCL, indemnification may not be made for any claim, issue or matter as to which the director or officer has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to the corporation or for amounts paid in settlement by the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines that in view of all the circumstances of the case, the director or officer is fairly and reasonably entitled to indemnity for such expenses as the court deems proper. Under the Nevada GCL, to the extent that a director or officer of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding or in defense of any claim, issue or matter therein, the director or officer must be indemnified by the corporation against expenses, including attorneys' fees, actually and reasonably incurred by the director or officer in connection with the defense.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the shares of our common stock beneficially owned as of March 20, 2000 (a) by each of our directors and executive officers; (b) by all of our directors and executive officers as a group; and (c) by each person who is known by us to own beneficially or exercise voting or dispositive control over more than 5% of our common stock.

                                                         SHARES BENEFICIALLY
                                                              OWNED(2)
                                                       ----------------------
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                NUMBER         PERCENT
---------------------------------------                ------         -------
DIRECTORS AND EXECUTIVE OFFICERS
Franklin E. Cunningham                                15,119,695       45.5%
Spencer W. Cunningham                                  4,138,000       12.4%
Aaron T. Macneil                                               0          *
Michael D. Nafziger                                            0          *
Lee M. Cunningham                                        450,000        1.4%
L. Ernest Whitesel                                        23,750          *
Jaime Muguiro Munos(3)                                 2,280,000        6.9%
Alejandro Muguiro Munos(4)                             1,520,000        4.6%
All directors and executive officers
  as a group (eight persons)                          23,531,445       70.8%

OTHER 5% SHAREHOLDERS
---------------------
Allyson Cunningham(5)                                  1,906,975        5.7%
Alfredo Santiesteban Escalante(6)                      1,790,024        5.4%

*Less than 1% of outstanding shares of common stock.

(1) Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law. Except as otherwise indicated, each of these persons may be reached through our company at 5236 South 40th Street, Phoenix, Arizona 85040.
(2) Based on 33,253,768 shares of common stock outstanding as of March 20, 2000. The numbers and percentages shown include the shares of common stock actually owned as of March 20, 2000 and the shares of common stock that the person or group had the right to acquire within 60 days of that date. In calculating the percentage of ownership, all shares of common stock that the identified person had the right to acquire within 60 days of March 20, 2000 are deemed to be held by such person for the purpose of computing the percentage of the shares of common stock owned by such person.
(3) Mr. Munos is an officer and director of our wholly owned subsidiary, Marmoles Muguiro, S.A. de C.V. Mr. Munos' address is c/o Marmoles Muguiro, S.A. de C.V., Boulevard Francisco Villa, Km 2 CD. Industrial, Durango, Durango, Mexico.
(4) Mr. Munos is an officer and director of our wholly owned subsidiary, Marmoles Muguiro, S.A. de C.V. Mr. Munos' address is c/o Marmoles Muguiro, S.A. de C.V., Boulevard Francisco Villa, Km 2 CD. Industrial, Durango, Durango, Mexico.
(5)  Ms. Cunningham is the daughter of Franklin and Lee Cunningham.
(6) Mr. Escalante's address is Avenue 20 de Noviembre # 320 Ote. 3er. Piso, Durango, Durango, Mexico.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In January 1999, Franklin E. Cunningham, our Chairman of the Board, President, and Chief Executive Officer, acquired the building in Phoenix, Arizona, that we lease for our corporate offices, showroom, and warehouse space. Our lease for this building expires in November 2000. We paid rental payments to Mr. Cunningham of approximately $59,000 during fiscal 1999. In connection with the dissolution of their marriage, in March 2000 Mr. Cunningham transferred this building to Lee M. Cunningham, who also is a director of our company. Because we entered into this lease with a third party prior to Mr. Cunningham's acquisition of the building, we believe that the terms of the lease are no less favorable to our company than we could obtain from non-affiliated parties.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number                               Exhibit
------                               -------
3.1       Articles of Incorporation of the Registrant(1)
3.2       Bylaws of Registrant, as amended to date(1)
4.1       Form of Certificate of Common Stock(1)
10.1 Pledge and Deposit Agreement dated April 12, 1999 between World Wide Stone Corporation, First Capital Group, Inc., Sociedad Piedra Sierra, S.A. de C.V., and Jaime Muguiro Munoz(2)
10.2 Equipment Loan and Security Agreement dated April 13, 1999 between World Wide Stone Corporation and First Capital Group, Inc.(2)
10.3 Promissory Note in the principal amount of $1,080,000 dated April 13, 1999 issued by World Wide Stone Corporation and guaranteed by Sociedad Piedra Sierra, S.A. de C.V., payable to First Capital Group, Inc.(2)
10.4 Separation and Consulting Agreement dated April 15, 1999 between World Wide Stone Corporation and Lee M. Cunningham
10.5 Promissory Note dated August 13, 1999, between World Wide Stone Corporation, as Borrower, and Bank One, Arizona NA, as Lender
10.6 Commercial Security Agreement dated August 13, 1999, between World Wide Stone Corporation, as Borrower, and Bank One, Arizona NA, as Lender
10.7      Commercial  Guaranty  dated August 13, 1999,  by Frank  Cunningham  as
          Guarantor
27.1      Financial Data Schedule

----------
(1) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on November 19, 1998.
(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on August 16, 1999.

(b)  REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WORLD WIDE STONE CORPORATION


Date: March 24, 2000                    /s/ Franklin E. Cunningham
                                        ----------------------------------------
                                        Franklin E. Cunningham, Chairman of the
                                        Board, President, and Chief Executive
                                        Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                      Capacity                               Date
---------                      --------                               ----

/s/ Franklin E. Cunningham    Chairman of the Board,              March 24, 2000
---------------------------   President, and Chief
Franklin E. Cunningham        Executive Officer
                              (Principal Executive Officer)


/s/ Aaron T. Macneil          Chief Financial Officer             March 24, 2000
---------------------------   (Principal Financial
Aaron T. Macneil              and Accounting Officer)


/s/ Spencer W. Cunningham     Executive Vice President            March 24, 2000
---------------------------   and Director
Spencer W. Cunningham


/s/ Michael D. Nafziger       Director of National Sales,         March 24, 2000
---------------------------   Secretary, and Director
Michael D. Nafziger



/s/ Lee M. Cunningham         Director                            March 24, 2000
---------------------------
Lee M. Cunningham


/s/ L. Ernest Whitesel        Director                            March 24, 2000
---------------------------
L. Ernest Whitesel

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants................................... F-2

Consolidated Balance Sheet as of December 31, 1999......................... F-3

Consolidated Statements of Operations and Other Comprehensive Income
    for the Years Ended December 31, 1999 and 1998......................... F-4

Consolidated Statements of Shareholders' Equity for the Years
    Ended December 31, 1999 and 1998....................................... F-5

Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1999 and 1998....................................... F-6

Notes to Consolidated Financial Statements................................. F-7

                              ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To World Wide Stone Corporation:

We have audited the accompanying consolidated balance sheet of WORLD WIDE STONE CORPORATION (a Nevada corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Stone Corporation and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                        /s/ Arthur Andersen LLP

Phoenix, Arizona,
   March 15, 2000.

WORLD WIDE STONE CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheet
December 31, 1999

ASSETS

CURRENT ASSETS:
   Cash                                                             $   151,147
   Accounts receivable                                                  805,052
   Inventories (Note 2)                                               1,519,767
   Prepaid expenses and other                                            72,585
                                                                    -----------
         Total current assets                                         2,548,551

PROPERTY, PLANT AND EQUIPMENT, net (Notes 2, 4 and 6)                 5,159,297

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
   accumulated amortization of $118,555 (Note 2)                        155,034

OTHER ASSETS:
   Other receivables (Note 9)                                           299,308
   Deferred loan fees, net                                               47,505
   Prepaid taxes                                                         10,748
                                                                    -----------
         Total assets                                               $ 8,220,443
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   228,286
  Accrued liabilities                                                   319,353
  Income taxes payable                                                   94,093
  Current portion of long-term debt (Note 4)                            297,830
  Other (Note 7)                                                        900,000
                                                                    -----------
         Total current liabilities                                    1,839,562

DEFERRED TAX LIABILITY                                                   18,000

REVOLVING LINE OF CREDIT (Note 5)                                       250,000

LONG-TERM DEBT, net of current portion (Note 4)                         787,408
                                                                    -----------
         Total liabilities                                            2,894,970
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000
     shares authorized, 34,803,768 issued,
     32,803,768 outstanding at December 31, 1999                         34,804
   Additional paid-in capital                                         8,039,436
   Accumulated deficit                                               (2,643,707)
   Cumulative foreign currency remeasurement adjustment                  14,940
   Treasury stock, at cost, 2,000,000 shares                           (120,000)
                                                                    -----------
         Total stockholders' equity                                   5,325,473
                                                                    -----------
         Total liabilities and stockholders' equity                 $ 8,220,443
                                                                    ===========

The accompanying notes are an integral part of this consolidated balance sheet.

WORLD WIDE STONE CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations and Other Comprehensive Income For the Years Ended December 31, 1999 and 1998

                                                    1999             1998
                                                ------------     ------------
REVENUE                                         $  6,567,106     $  4,267,938

COST OF GOODS SOLD                                 3,489,307        2,042,064
                                                ------------     ------------
        Gross profit                               3,077,799        2,225,874

COST AND EXPENSES:
  Selling, general and administrative              1,674,229        1,290,600
  Depreciation and amortization                       49,558           42,276
                                                ------------     ------------
         Income from operations                    1,354,012          892,998
                                                ------------     ------------
OTHER INCOME (EXPENSE):
  Interest income                                     12,007            7,645
  Interest expense                                   (44,971)         (31,625)
  Gain (loss) on foreign currency
    remeasurement (Note 2)                            69,482          (38,399)
                                                ------------     ------------

                                                      36,518          (62,379)
                                                ------------     ------------
INCOME BEFORE INCOME TAXES                         1,390,530          830,619

PROVISION FOR INCOME TAXES (Note 8)                  497,000               --
                                                ------------     ------------
         Net income                                  893,530          830,619

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement
    adjustment (Note 2)                               17,201           (2,261)
                                                ------------     ------------

         Comprehensive income                   $    910,731     $    828,358
                                                ============     ============
EARNINGS PER SHARE
  Basic and diluted:
    Net income per share (Note 2)               $        .03     $        .02
                                                ============     ============
    Weighted average number of common
      shares outstanding                          32,748,700       34,687,330
                                                ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIDE STONE CORPORATION AND SUBSIDIARIES


Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 1999 and 1998

                                  Common Stock
                             --------------------  Additional                Cumulative
                              Shares                Paid-in    Accumulated  Remeasurement Treasury
                              Issued       Amount   Capital      Deficit     Adjustment     Stock       Total
                             ----------   -------  ----------  -----------    --------    ---------  -----------
BALANCE, December 31, 1997   34,703,768   $34,704  $7,904,536  $(4,367,856)   $     --    $      --   $3,571,384
  Acquisition of treasury
    stock (Note 3)                   --        --     120,000           --          --     (120,000)          --
  Remeasurement loss (Note 2)        --        --          --           --      (2,261)          --       (2,261)
  Net income                         --        --          --      830,619          --           --      830,619
                             ----------   -------  ----------  -----------    --------    ---------   ----------

BALANCE, December 31, 1998   34,703,768    34,704   8,024,536   (3,537,237)     (2,261)    (120,000)   4,399,742
  Common stock issued for
    services received           100,000       100      14,900           --          --           --       15,000
  Remeasurement gain (Note 2)        --        --          --           --      17,201           --       17,201
  Net income                         --        --          --      893,530          --           --      893,530
                             ----------   -------  ----------  -----------    --------    ---------   ----------

BALANCE, December 31, 1999   34,803,768   $34,804  $8,039,436  $(2,643,707)   $ 14,940    $(120,000)  $5,325,473
                             ==========   =======  ==========  ===========    ========    =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999 and 1998

                                                                  1999             1998
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $   893,530      $   830,619
 Adjustments to reconcile net income to net
  cash provided by operating activities-
  Depreciation and amortization                                   393,910          331,534
  Amortization of deferred loan fees                                8,160               --
  (Gain) loss on foreign currency remeasurement                   (69,482)          38,399
  Common stock issued for services received                        15,000               --
  Changes in certain assets and liabilities:
   Increase in accounts receivable                               (539,467)        (128,164)
   Increase in inventories                                       (634,289)        (259,377)
   Decrease (increase) in prepaid expenses and other               96,130         (146,486)
   Decrease in deferred tax asset                                 300,000               --
   Decrease in prepaid taxes                                        3,117            5,048
   (Increase) decrease in other receivables                       (40,287)          62,993
   Increase in accounts payable                                   103,992           31,720
   Increase (decrease) in accrued liabilities                     129,639          (26,857)
   Increase in income taxes payable                                94,093               --
   Increase in deferred tax liability                              18,000               --
                                                              -----------      -----------
      Net cash provided by operating activities                   772,046          739,429
                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant, and equipment, net               (1,975,180)        (580,492)
                                                              -----------      -----------
      Net cash used in investing activities                    (1,975,180)        (580,492)
                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from long-term debt                                 880,779         (101,430)
 Net proceeds from line of credit                                 250,000               --
 Deferred loan fees                                               (55,665)              --
                                                              -----------      -----------
      Net cash provided by (used in) financing activities       1,075,114         (101,430)
                                                              -----------      -----------
NET (DECREASE) INCREASE IN CASH                                  (128,020)          57,507

CASH, beginning of year                                           279,167          221,660
                                                              -----------      -----------
CASH, end of year                                             $   151,147      $   279,167
                                                              ===========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid for interest including amounts capitalized         $    79,071      $    31,625
                                                              ===========      ===========
 Cash paid for income taxes                                   $    84,900      $        --
                                                              ===========      ===========
 Noncash financing activities:
  Acquisition of treasury stock through
   additional paid-in capital                                 $        --      $   120,000
                                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

(1) ORGANIZATION AND SPECIAL CONSIDERATIONS:

World Wide Stone Corporation, a Nevada corporation, and its subsidiaries (collectively, the Company) quarry, manufacture and market a wide variety of dimensional stone products. Stone is cut, finished and packaged at its three factories which operate in Durango, Mexico. Dimensional stone products consist of natural stone that is cut to standard sizes or to sizes specified in architectural designs. The Company's products are used for both interior and exterior applications in residential and commercial buildings, primarily as floor, wall, and patio tiles, decorative trim and architectural accents, countertops and tabletops, and panels. The Company markets and distributes its products throughout the United States, and on occasion in Canada and Europe, primarily on a wholesale basis through approximately 45 authorized stocking distributors and more than 350 wholesale distributors, as well as architects, residential and commercial developers, installation contractors, and designers.

     The Company currently obtains substantially all of its stone blocks from two quarry sites in Coahuila, Mexico. The Company believes that the stone extracted from these sites possesses distinctive characteristics in terms of color and quality that make this particular type of marble limestone unique. The Company extracts stone from these quarries pursuant to existing lease arrangements with the owners of the land. During 1998 and the first five months of 1999, the Company paid a royalty based upon the number of cubic meters of stone extracted from these sites. In May 1999, the Company modified its lease arrangement and now pays a fixed amount each month regardless of the quantity of stone extracted from these sites. The Company believes that these quarry sites will be sufficient to meet the Company's requirements for this type of marble limestone for an indefinite period of time at management's anticipated levels of production. Although the Company currently has secured long-term leases for its primary quarry sites, the inability to continue to extract sufficient quantities of stone from these sites for even a short period of time would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company would be able to locate an alternative source of stone with desirable characteristics on a timely basis in the event that it is unable to obtain stone from its primary quarry sites.

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

     INVENTORIES

Inventories are stated at the lower of cost or market with cost being determined under the specific identification method. Market is the lower of replacement cost or net realizable value. Inventories and cost of goods sold include all operating expenses incurred at the two plants in Mexico. Inventories as of December 31, 1999 were located at the manufacturing facilities in Durango, Mexico, at a warehouse in Phoenix, Arizona, and at a bonded warehouse in El Paso, Texas.

Inventories at December 31, 1999 consist of the following:

      Finished goods                                       $ 1,177,924
      Raw materials                                            341,843
                                                           -----------
                                                           $ 1,519,767
                                                           ===========

Finished goods inventory amounts include the costs of raw materials, capitalized labor costs and capitalized overhead costs of the production factory in Mexico.

     COST IN EXCESS OF NET ASSETS ACQUIRED

The cost in excess of net assets acquired is being amortized on a straight-line basis over 15 years. Amortization expense for the years ended December 31, 1999 and 1998 amounted to $18,239 for each period.

     PROPERTY, PLANT AND EQUIPMENT

Major renewals or betterments are capitalized while maintenance costs and repairs are expensed in the period incurred. Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.

Depreciation expense included in cost of goods sold as indirect overhead for the years ended December 31, 1999 and 1998 amounted to $344,352 and $289,258, respectively.

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

     REVENUE RECOGNITION

Revenue is recognized upon product shipment to the customer from the warehouses in Arizona or Texas, or the factory in Durango, Durango, Mexico.

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

     DEFERRED LOAN FEES

Included in other assets are deferred loan fees of $47,505, net of $8,160 of accumulated amortization at December 31, 1999. These costs of obtaining financing are being amortized over the term of the related debt, using the straight-line method. The difference between amortizing the deferred loan fees using the straight-line method and amortizing such costs using the effective interest method is not material.

     EARNINGS PER SHARE

The Company utilizes SFAS No. 128, EARNINGS PER SHARE, to compute basic and diluted earnings per share. Pursuant to SFAS No. 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is determined assuming that common stock equivalents, including options and/or warrants, were exercised at the beginning of each year or at the time of issuance. Because the Company has no outstanding convertible securities or other common stock equivalents, there is no difference between amounts reported for weighted average common shares and earnings per share for basic and diluted amounts.

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

In January 1999, an officer of the Company acquired the building that the Company leases for its corporate offices in Phoenix, Arizona. Because the Company entered into the lease with a third party prior to the officer's acquisition of the building, the Company believes that the terms of the lease are no less favorable to the Company than could be obtained from non-affiliated parties.

During April 1999, the Company entered into a Separation and Consulting Agreement (the Agreement) with a director of the Company in connection with the director's resignation as an officer and employee. Under the Agreement, the director has agreed to provide consulting services to the Company. The Agreement requires the Company to pay $2,080 per month for 81 months for consulting services to be provided. The Company began making these payments in April 1999.

(4) LONG-TERM DEBT:

Long-term debt at December 31, 1999, consists of the following:

Loan from bank,  interest at 9.53%,  principal  and interest payments of $22,517 due monthly through April 2004,  Secured
by machinery and equipment                                      $   941,314

Loan from bank,  interest at prime  (8.25% at  December  31,
1999) plus 2% per annum,  principal and interest payments of
$6,175  due  monthly  through  December  2000,   secured  by
equipment                                                            67,879

Various  loans,  interest  ranging  from  6.9% to 10.7%  per annum,  principal and interest payments ranging from $432 to
$616 due monthly through September 2001, secured by vehicles
and equipment                                                        76,045
                                                                -----------
                                                                  1,085,238
         Less - current portion                                    (297,830)
                                                                -----------
         Total long-term portion                                $   787,408
                                                                ===========

Future maturities are as follows:

            Years Ending
            December 31,
            ------------
               2000                                              $  297,830
               2001                                                 225,715
               2002                                                 234,508
               2003                                                 257,665
               2004                                                  69,520
                                                                -----------
                                                                $ 1,085,238
                                                                ===========

(5) LINE OF CREDIT:

At December 31, 1999, the Company had a $500,000 line of credit from Bank One of Arizona (the Line of Credit). The Company can borrow amounts under the Line of Credit at the bank's prime rate plus 1.5%, or 10.0% at December 31, 1999, with interest payable monthly. The Line of Credit expires August 13, 2000, and is secured by inventory, accounts receivable, and intangible assets. The Company's president and chief executive officer also has personally guaranteed the obligations under the Line of Credit. At December 31, 1999, there were outstanding borrowings of $250,000 and $250,000 available to the Company under the Line of Credit.

In January 2000, the Company entered into a capital lease agreement with a bank in order to refinance the balance outstanding on the Line of Credit at December 31, 1999. The capital lease has a five-year term and bears interest at a rate of 9.29% per annum. The monthly payment is $4,730 and the Company has the option to purchase the equipment at a nominal amount at the end of the lease term. Although the amount outstanding on the Line of Credit at December 31, 1999 was converted to a capital lease, the Company retains the line of credit for its short-term financing needs.

(6) PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost. Depreciation is being provided by use of the straight-line method over the estimated useful lives of the assets.

Property, plant and equipment at December 31, 1999 is comprised of the following:

                                                       Useful
                                                        Lives         Amount
                                                        -----         ------
Land located in Mexico                                   N/A       $   780,000
Property, plant and specialty manufacturing
  systems located in Mexico                            40 years      1,308,578
Machinery, equipment and various vehicles
  located in Mexico                                  5-12 years      4,265,088
Machinery, equipment and vehicles located
  in the U.S.                                        5-12 years        428,502
                                                                   -----------
                                                                     6,782,168
Accumulated depreciation                                            (1,622,871)
                                                                   -----------
Net property, plant and equipment                                  $ 5,159,297
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

(7) COMMITMENTS AND CONTINGENCIES:

     LITIGATION

In September 1998, Marmoles Muguiro S.A. de C.V. filed a lawsuit against Banca Serfin S.A. in Durango, Mexico. The lawsuit alleges that monies owed on the Company's line of credit are significantly less than the bank alleges. The bank has claimed the Company owes U.S. $900,000 (plus penalties and interest, which the bank has offered to waive) but the Company contends that the actual amount owed is substantially less. The debt is secured by property and land that are held in the Mexican trust (see Note 6). Under that agreement, assets held in trust secure the debt up to 1,400,000 pesos (approximately U.S. $152,000 at December 31, 1999).

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

     OPERATING LEASES

The Company leases its corporate offices (see Note 3), vehicles and other properties under operating leases. Rent expense under these arrangements was approximately $71,000 and $65,000 for the years ended December 31, 1999 and 1998, respectively. Total future commitments under these noncancellable agreements for the years ending December 31, are as follows:

                  2000                      $ 64,767
                  2001                         3,969
                                            --------
                                            $ 68,736
                                            ========

     ROYALTIES

In May 1999, the Company modified its quarry lease arrangement. The new arrangement requires the Company to pay the third party a fixed amount of 60,000 pesos per month (approximately $6,520 at December 31, 1999), regardless of the cubic meters of stone extracted. During the first five months of 1999 and all 12 months of 1998, the Company paid 120 pesos (approximately $13 and $12 at December 31, 1999 and 1998, respectively) per cubic meter of stone extracted. In total, these arrangements amounted to approximately $75,000 and $31,000 in U.S. dollars for the years ended December 31, 1999 and 1998, respectively. These payments are included in cost of goods sold and inventory in the accompanying statements of operations and balance sheet as applicable. The new arrangement expires in 2009, with a 10-year extension at the mutual agreement of both parties.

(8) INCOME TAXES:

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

The provision for income taxes for the years ended December 31, 1999 and 1998 consisted of the following:

                                               1999         1998
                                               ----         ----

      Current                                $479,000      $    --
      Deferred                                 18,000           --
                                             --------      -------
      Total                                  $497,000      $    --
                                             ========      =======

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended December 31 are as follows:

                                                     1999     1998
                                                     ----     ----
Statutory federal rate                                 34%      34%
State taxes, net of federal benefit                     6        6
Net operating loss carryforward utilized               (4)     (40)
                                                     ----     ----
         Total                                         36%      --%
                                                     ====     ====

The components of the Company's deferred taxes at December 31, 1999, consisted of the difference between the financial statement and tax bases in fixed assets.

The Company recorded a valuation allowance to reserve its gross deferred tax assets in situations when it is not "more likely than not" that the asset will be realized. At December 31, 1998, the Company determined that it was more likely than not that it would utilize available net operating loss carryforwards in the future.

During 1999, the Company utilized approximately $1,102,000 of its net operating loss carryforwards. As of December 31, 1999, the Company has completely utilized its net operating loss carryforwards.

(9) IVA TAXES RECEIVABLE:

Under Mexican law, a value-added tax (IVA tax) is levied on the value added to goods and services by each business entity at each level in the production and distribution chain. Under normal business conditions, each business in the process collects tax on its sales, takes a credit for the tax it has paid on purchases, and remits or receives the net amount to/from the government. Only the final consumer is not entitled to a refund for the tax paid. Because the Company is an exporter of its products out of Mexico, no IVA tax is collected by the Company from the end purchaser. However, the Company pays substantial amounts of IVA tax for raw materials and services related to its Mexican operations. As of December 31, 1999, the

Company was entitled to an IVA tax refund amounting to approximately U.S. $299,000. The Company believes, based upon written confirmation received from the Mexican government, that all of the IVA taxes due back to it will be collected in the first quarter of 2000.

(10) SUBSEQUENT EVENT:

In March 2000, the Company's Board of Directors approved a 1-for-30 reverse stock split of the Company's common stock. The transaction is pending the approval of the stockholders. If approved, each 30 shares of the Company's common stock outstanding prior to the reverse stock split will represent one share of common stock following the reverse stock split. Stockholders will receive consideration for fractional shares created as a result of the reverse stock split. If approved, the Company's net income per share would be restated as $0.82 and $0.72 for the years ended December 31, 1999 and 1998, respectively.