Form 10QSB
period 2000-03-31
WORLD WIDE STONE CORP
filed 2000-05-19
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000            Commission File Number 000-18389

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, there were 32,803,768 shares of common stock outstanding.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999 ...............................  3

         Consolidated Statements of Operations
         Three months ended March 31, 2000 and 1999 .........................  4

         Consolidated Statements of Cash Flows
         Three months ended March 31, 2000 and 1999 .........................  5

         Notes to Consolidated Financial Statements .........................  6

Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations ......................  7

PART II. OTHER INFORMATION .................................................. 10

Signature ................................................................... 11

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      March 31,     December 31,
                                                        2000           1999
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                               $   264,660    $   151,147
  Accounts receivable                                    770,650        805,052
  Inventory                                            1,553,019      1,519,767
  Prepaid expenses and other                              83,318         72,585
                                                     -----------    -----------
      Total current assets                             2,671,647      2,548,551

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation of $1,751,849
  and $1,622,871, respectively                         5,100,673      5,159,297

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
  accumulated amortization of $123,115 and
  $118,555, respectively                                 150,474        155,034
OTHER ASSETS:
  Other receivables                                      328,799        299,308
  Deferred loan fees, net                                 43,942         47,505
  Prepaid taxes                                            8,513         10,748
                                                     -----------    -----------
      Total assets                                   $ 8,304,048    $ 8,220,443
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   231,451    $   228,286
  Accrued liabilities                                    225,062        319,353
  Income taxes payable                                   154,433         94,093
  Current portion of long-term debt                      320,638        297,830
  Revolving line of credit                                75,000             --
  Other (Banca Serfin S.A. debt)                         900,000        900,000
                                                     -----------    -----------
      Total current liabilities                        1,906,584      1,839,562

Deferred tax liability                                    42,380         18,000
LONG-TERM DEBT, net of current portion                   910,604      1,037,408
                                                     -----------    -----------
      Total liabilities                                2,859,568      2,894,970
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 100,000,000
    shares authorized, 34,803,768 shares issued,
    32,803,768 outstanding                                34,804         34,804
  Additional paid-in capital                           8,039,436      8,039,436
  Accumulated deficit                                 (2,531,407)    (2,643,707)
  Cumulative remeasurement adjustment                     21,647         14,940
  Treasury stock, at cost, 2,000,000 shares             (120,000)      (120,000)
                                                     -----------    -----------
      Total stockholders' equity                       5,444,480      5,325,473
                                                     -----------    -----------
      Total liabilities and stockholders' equity     $ 8,304,048    $ 8,220,443
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2000           1999
                                                   ------------    ------------
REVENUE                                            $  2,046,118    $  1,394,931

COST OF GOODS SOLD                                    1,101,411         672,301
                                                   ------------    ------------
      Gross profit                                      944,707         722,630

COST AND EXPENSES:
  Selling, general and administrative                   670,117         370,588
  Depreciation and amortization                          14,935          11,024
                                                   ------------    ------------
      Income from operations                            259,655         341,018
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                         1,321           2,764
  Interest expense                                      (34,349)         (8,355)
  (Loss) gain on currency remeasurement                 (29,607)          2,977
                                                   ------------    ------------
      Total other income (expense)                      (62,635)         (2,614)
                                                   ------------    ------------
      Income before provision for income taxes          197,020         338,404

PROVISION FOR INCOME TAXES                               84,720         113,000
                                                   ------------    ------------
      Net income                                        112,300         225,404

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement adjustment               6,707         (14,075)
                                                   ------------    ------------
      Comprehensive income                         $    119,007    $    211,329
                                                   ============    ============
EARNINGS PER SHARE
  Basic and diluted:

  Net income per share                             $         --    $        .01
                                                   ============    ============
  Weighted average number of
    common shares outstanding                        32,803,768      32,703,768
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 112,300    $ 225,404
Adjustments to reconcile net income to net cash
  provided by operating activities-
    Depreciation and amortization                          133,538       87,904
    Amortization of deferred loan fees                       3,563           --
    Loss (gain) on foreign currency remeasurement           29,607       (2,977)
    Changes in certain assets and liabilities:
      Decrease (increase) in accounts receivable            34,402     (112,248)
      Increase in inventory                                (33,252)     (96,996)
      Increase in prepaid expenses and other                (8,498)     (75,791)
      Increase in other receivables                        (52,391)     (50,735)
      Increase in deferred taxes                            24,380      113,000
      Increase in accounts payable                           3,165       12,506
      (Decrease) increase in accrued liabilities           (94,291)       3,545
      Increase in income taxes payable                      60,340           --
                                                         ---------    ---------
          Net cash provided by operating activities        212,863      103,612
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment, net          (70,354)     (38,943)
                                                         ---------    ---------
          Net cash used in investing activities            (70,354)     (38,943)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt                         146,004      (38,700)
  Net borrowings on the line of credit                    (175,000)          --
                                                         ---------    ---------
          Net cash used in financing activities            (28,996)     (38,700)
                                                         ---------    ---------
NET INCREASE IN CASH                                       113,513       25,969

CASH, beginning of period                                  151,147      279,167
                                                         ---------    ---------
CASH, end of period                                      $ 264,660    $ 305,136
                                                         =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                 $  19,329    $   8,355
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)


(1) INTERIM FINANCIAL REPORTING:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

(2) INVENTORY:

Inventory is stated at the lower of cost or market. Inventory and cost of goods sold include all operating costs incurred at the three factories in Mexico as well as freight charges from Mexico to the United States. Included in these operating costs was depreciation of property, plant and equipment of $79,603 and $76,880 for the three months ended March 31, 2000 and 1999, respectively. An additional $39,000 of depreciation related to the Company's third factory was excluded from these operating costs and included in selling, general and administrative expenses during the three months ended March 31, 2000 because the third factory had limited new inventory production during the first quarter due to additional work that was performed on existing inventory to ensure the quality of the factory's production. As of March 31, 2000, inventory was located at the plant in Durango, Mexico, at a showroom-warehouse in Phoenix, Arizona, and at a warehouse in El Paso, Texas. Inventory at March 31, 2000, consists of finished goods and raw materials of $1,192,100 and $360,919, respectively.

(3) EARNINGS PER SHARE:

The Company utilizes SFAS No. 128, EARNINGS PER SHARE, to compute basic and diluted earnings per share. Because the Company has no outstanding convertible securities or other common stock equivalents, there is no difference between amounts reported for weighted average common shares and earnings per share for basic and diluted amounts. In March 2000, the Company's Board of Directors approved a 1-for-30 reverse stock split of the Company's common stock. If approved, each 30 shares of the Company's common stock outstanding prior to the reverse stock spilt will represent one share of common stock following the reverse stock spilt. Stockholders will receive consideration for fractional shares as a result of the reverse stock spilt. If approved, the Company's net income per share would be restated as $0.10 and $0.21 for the three months ended March 31, 2000 and 1999, respectively.

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

(5) RELATED PARTY TRANSACTIONS

In January 1999, an officer of the Company acquired the building that the Company leases for its corporate offices in Phoenix, Arizona. In March 2000, the building was transferred to a director of the Company as part of a divorce settlement. Because the Company entered into the lease with a third party prior to the officer's acquisition of the building and the subsequent transfer to the director, the Company believes that the terms of the lease are no less favorable to the Company than could be obtained from non-affiliated parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2000 and thereafter; future products or product development efforts; spending for acquisitions of additional equipment or expansion of production facilities; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to us as of the filing date of this Report, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements as a result of a variety of factors, including those identified in our Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

INTRODUCTION

We quarry, manufacture, and market a wide variety of dimensional stone products. We extract marble limestone and travertine blocks from quarries located in Mexico. We then transport the blocks to plants operated by our wholly-owned Mexican subsidiaries in Durango, Durango, Mexico, where the blocks are cut, honed, polished or tumbled, then dimensioned and packaged. We market our dimensional stone products primarily in the United States through distributors, dealers, and designers. In addition, we sell nominal quantities of our products in Europe and Canada.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2000

REVENUE. Our revenue for the three months ended March 31, 2000 was $2,046,118, which represents a 47% increase over revenue of $1,394,931 for the three months ended March 31, 1999. We attribute the increases in revenue to (1) increased market acceptance and demand for our products, (2) additional volume sold through our authorized stocking distributor channel, and (3) approximately $200,000 in sales of slab product.

COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold was $1,101,411 for the three months ended March 31, 2000, compared with $672,301 for the three months ended March 31, 1999. Gross profit as a percentage of revenue was 46% for the three months ended March 31, 2000, and 52% for the three months ended March 31, 1999. The decrease in the gross profit as a percentage of revenue is primarily attributable to lower margins realized on a higher volume of sales through our authorized stocking distributor channel.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased to $ 670,117 during the three months ended March 31, 2000 from $ 370,588 during the three months ended March 31 1999. Selling, general, and administrative expense represented approximately 33% and 27% of revenue during the three months ended March 31, 2000 and 1999, respectively. The increase in selling, general, and administrative expense is due to the addition of personnel, increased travel expenses, and increases in marketing and promotional activities as well as the addition of depreciation expense related to the third factory during the first three months ended March 31, 2000.

PROVISION FOR INCOME TAXES. We utilized our remaining net operating loss carryforwards during the year ended December 31, 1999. We accounted for utilizing our net operating loss carryforwards during the three-month period ended March 31, 1999 by reducing our deferred tax asset and recording a related provision for income taxes of $113,000. The reduction of our deferred tax asset during this period was a non-cash transaction. We have recorded a provision for income taxes of $84,720 for the three months ended March 31, 2000 using an effective rate of 43%. The provision for income taxes is comprised of a current amount of $60,340 and a deferred amount of $24,380.

SEASONALITY

Historically, we have experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodeling. We may also be subject to periodic declines experienced by the building industry in general.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital position increased to $765,063 at March 31, 2000 from $708,989 at December 31, 1999. The increase was attributable to an increase in cash and a decrease in accrued liabilities. The improvement in our working capital position can be attributed to improved cash flow and cash management practices.

Our net cash provided by operating activities was $212,863 for the three months ended March 31, 2000, compared to net cash provided by operating activities of $103,612 for the three months ended March 31, 1999. The change was primarily attributable to a decrease in accounts receivable.

We have a $500,000 revolving line of credit with Bank One, Arizona NA. Interest on amounts borrowed under the line of credit is payable at the bank's prime rate plus 1.5%, or a total of 10.25% at March 31, 2000. The line of credit expires on August 13, 2000, and is secured by our inventory, accounts receivable, and intangible assets. Franklin E. Cunningham, our Chairman of the Board, President, and Chief Executive Officer, also has personally guaranteed our obligations under the line of credit. At March 31, 2000, we had outstanding borrowings of $75,000 and $425,000 available to us under the line of credit.

In January 2000, we entered into a capital lease agreement with Banc One Leasing Corporation in order to refinance the balance outstanding on the line of credit at December 31, 1999. The lease has a five-year term and bears interest at a rate of 9.29% per annum. We have the option to purchase the equipment for a nominal amount at the end of the lease term.

We anticipate that our current cash resources, expected cash flow from operations, and equipment financing will be sufficient to fund our capital needs during the next 12 months at our current level of operations. We may be required to obtain additional capital to fund our planned growth during the next 12 months and beyond, particularly for expansion of our facilities and operations in Mexico. Potential sources of any such capital may include the proceeds from bank financing, strategic alliances, and offerings of our equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse affect on our business.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 10.8: Lease Agreement dated January 26, 2000, between World Wide Stone Corporation and Banc One Leasing Corporation.

          Exhibit 27.1: Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Date: May 14, 2000                 World Wide Stone Corporation


                                   By: /s/ Aaron T. Macneil
                                       -----------------------------------------
                                       Aaron T. Macneil, Chief Financial Officer