Form 10-Q
period 2000-06-30
WORLD WIDE STONE CORP
filed 2000-08-14
CIK 841123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000             Commission File Number 000-18389


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  As of June 30, 2000 there were 32,803,768 shares of common stock outstanding.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets
  June 30, 2000 and December 31, 1999 .......................................  3

  Consolidated Statements of Operations
  Three months ended June 30, 2000 and 1999 .................................  4

  Consolidated Statements of Operations
  Six months ended June 30, 2000 and 1999 ...................................  5

  Consolidated Statements of Cash Flows
  Six months ended June 30, 2000 and 1999 ...................................  6

  Notes to Consolidated Financial Statements ................................  7

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations .......................  8

PART II. OTHER INFORMATION................................................... 11

Signature ................................................................... 12

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        June 30,         December 31,
                                                                          2000              1999
                                                                       -----------       -----------
CURRENT ASSETS:
  Cash                                                                 $   268,461       $   151,147
  Accounts receivable                                                    1,052,501           805,052
  Inventory                                                              1,395,168         1,519,767
  Prepaid expenses and other                                               217,899            72,585
                                                                       -----------       -----------
     Total current assets                                                2,934,029         2,548,551

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $1,889,146 and $1,622,870, respectively                4,981,189         5,159,297

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
  accumulated amortization of $127,675 and $118,555, respectively          145,914           155,034
OTHER ASSETS:
  Other receivables                                                        308,062           299,308
  Deferred loan fees, net                                                   40,905            47,505
  Prepaid taxes                                                             13,531            10,748
                                                                       -----------       -----------
     Total assets                                                      $ 8,423,630       $ 8,220,443
                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $   161,477       $   228,286
  Accrued liabilities                                                      224,969           319,353
  Income taxes payable                                                     259,365            94,093
  Current portion of long-term debt                                        302,882           297,830
  Other (Banca Serfin S.A. debt)                                           900,000           900,000
                                                                       -----------       -----------
     Total current liabilities                                           1,848,693         1,839,562

DEFERRED TAX LIABILITY                                                      78,528            18,000

LONG-TERM DEBT, net of current portion                                     843,808         1,037,408
                                                                       -----------       -----------

     Total liabilities                                                   2,771,029         2,894,970
                                                                       -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   34,803,768 shares issued, 32,803,768 outstanding                         34,804            34,804
  Additional paid-in capital                                             8,039,436         8,039,436
  Accumulated deficit                                                   (2,258,928)       (2,643,707)
  Cumulative remeasurement adjustment                                      (42,711)           14,940
  Treasury stock, at cost, 2,000,000 shares                               (120,000)         (120,000)
                                                                       -----------       -----------
     Total stockholders' equity                                          5,652,601         5,325,473
                                                                       -----------       -----------
     Total liabilities and stockholders' equity                        $ 8,423,630       $ 8,220,443
                                                                       ===========       ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                                       June 30,
                                                            -------------------------------
                                                                2000               1999
                                                            ------------       ------------
REVENUE                                                     $  2,585,015       $  1,311,754

COST OF GOODS SOLD                                             1,233,603            746,122

SLAB REFINISHING                                                 370,162                 --
                                                            ------------       ------------
     Gross profit                                                981,250            565,632

COST AND EXPENSES:
  Selling, general and administrative                            473,862            347,239
  Depreciation and amortization                                   18,177             11,024
                                                            ------------       ------------

     Income from operations                                      489,211            207,369
                                                            ------------       ------------
OTHER INCOME (EXPENSE):
  Interest expense                                               (32,144)           (24,078)
  Gain on currency remeasurement                                  15,497             31,783
  Other income                                                     5,496              4,439
                                                            ------------       ------------

     Total other (expense) income                                (11,151)            12,144
                                                            ------------       ------------

     Income before provision for income taxes                    478,060            219,513

PROVISION FOR INCOME TAXES                                       205,580             88,000
                                                            ------------       ------------

     Net income                                                  272,480            131,513

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement adjustment                      (64,358)             6,713
                                                            ------------       ------------

     Comprehensive income                                   $    208,122       $    138,226
                                                            ============       ============
EARNINGS PER SHARE
  Basic and diluted:

  Net income per share                                      $        .01       $         --
                                                            ============       ============
  Weighted average number of common shares outstanding        32,803,768         32,703,768
                                                            ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Six Months Ended
                                                                      June 30,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------       ------------
REVENUE                                                    $  4,631,133       $  2,706,685

COST OF GOODS SOLD                                            2,335,014          1,418,423

SLAB REFINISHING                                                539,620                 --
                                                           ------------       ------------
     Gross profit                                             1,756,499          1,288,262

COST AND EXPENSES:
   Selling, general and administrative                          974,521            717,827
   Depreciation and amortization                                 33,112             22,048
                                                           ------------       ------------

     Income from operations                                     748,866            548,387
                                                           ------------       ------------
OTHER INCOME (EXPENSE):
  Interest expense                                              (66,493)           (32,433)
  (Loss) gain on currency remeasurement                         (14,110)            34,760
  Other income                                                    6,816              7,203
                                                           ------------       ------------

     Total other (expense) income                               (73,787)             9,530
                                                           ------------       ------------

     Income before provision for income taxes                   675,079            557,917

PROVISION FOR INCOME TAXES                                      290,300            201,000
                                                           ------------       ------------

     Net income                                                 384,779            356,917

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement adjustment                     (57,651)            20,788
                                                           ------------       ------------

     Comprehensive income                                  $    327,128       $    377,705
                                                           ============       ============
EARNINGS PER SHARE
 Basic and diluted:

 Net income per share                                      $        .01       $        .01
                                                           ============       ============
 Weighted average number of common shares outstanding        32,803,768         32,703,768
                                                           ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                          June 30,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $ 384,779       $ 356,917
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities-
  Depreciation and amortization                                    275,396         194,306
  Amortization of deferred loan fees                                 6,600              --
  Loss (gain) on foreign currency remeasurement                     14,110         (34,760)
  Changes in certain assets and liabilities:
    Increase in accounts receivable                               (247,449)        (90,258)
    Decrease (increase) in inventory                               124,599        (284,324)
    Increase in prepaid expenses and other                        (148,097)       (248,888)
    Increase in other receivables                                  (80,515)        (84,044)
    Increase in deferred taxes                                      60,528         201,000
    (Decrease) increase in accounts payable                        (66,809)          2,646
    Decrease in accrued liabilities                                (94,384)        (17,105)
    Increase in income taxes payable                               165,272              --
                                                                 ---------       ---------
        Net cash provided by (used in) operating activities        394,030          (4,510)
                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant, and equipment, net                   (88,168)       (721,053)
                                                                 ---------       ---------

        Net cash used in investing activities                      (88,168)       (721,053)
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from long-term debt                                   61,452         911,987
 Net borrowings on the line of credit                             (250,000)             --
                                                                 ---------       ---------
        Net cash (used in) provided by financing activities       (188,548)        911,987
                                                                 ---------       ---------

NET INCREASE IN CASH                                               117,314         186,424

CASH, beginning of period                                          151,147         279,167
                                                                 ---------       ---------

CASH, end of period                                              $ 268,461       $ 465,591
                                                                 =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid for interest                                          $  49,536       $  29,733
                                                                 =========       =========
 Cash paid for income taxes                                      $  64,500       $      --
                                                                 =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

(1) INTERIM FINANCIAL REPORTING:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

(2) INVENTORY:

Inventory is stated at the lower of cost or market. Inventory and cost of goods sold include all normal operating costs incurred at the Company's three factories in Mexico as well as freight charges from Mexico to the United States. Included in these operating costs was depreciation of property, plant and equipment of $123,681 and $92,678 for the three months ended June 30, 2000 and 1999, respectively, and $203,284 and $169,558 for the six months ended June 30, 2000 and 1999, respectively. Additional costs incurred for initial production quality issues and inefficiencies, including $39,000 of depreciation related to the Company's third factory, were excluded from inventory and included in slab refinishing expense during the three and six months ended June 30, 2000. As of June 30, 2000, inventory was located at a plant in Durango, Mexico, at a showroom-warehouse in Phoenix, Arizona, and at a warehouse in El Paso, Texas. Inventory at June 30, 2000, consists of finished goods and raw materials of $1,014,791 and $380,377, respectively.

(3) EARNINGS PER SHARE:

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, to compute basic and diluted earnings per share. Because the Company has no outstanding convertible securities or other common stock equivalents, there is no difference between amounts reported for weighted average common shares and earnings per share for basic and diluted amounts. In March 2000, the Company's Board of Directors approved a 1-for-30 reverse stock split of the Company's common stock. If approved by the shareholders, each 30 shares of the Company's common stock outstanding prior to the reverse stock spilt will represent one share of common stock following the reverse stock spilt. Stockholders will receive consideration for fractional shares as a result of the reverse stock spilt. If approved, the Company's net income per share would be restated as $0.25 and $0.12 for the three months ended June 30, 2000 and 1999, respectively, and $0.35 and $0.33 for the six months ended June 30, 2000 and 1999, respectively.

(4) FOREIGN CURRENCY TRANSLATION:

The Company's wholly-owned Mexican subsidiaries maintain their books and records in Mexican pesos. Their functional currency, however, is the U.S. dollar.
Therefore, these subsidiaries utilize the remeasurement method of foreign currency translation when consolidated in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION.

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

(5) RELATED PARTY TRANSACTIONS:

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

INTRODUCTION

We quarry, manufacture, and market a wide variety of dimensional stone products. We extract marble limestone and travertine blocks from quarries located in Mexico. We then transport the blocks to factories operated by our wholly-owned Mexican subsidiaries in Durango, Durango, Mexico, where the blocks are cut, honed, polished or tumbled, then dimensioned and packaged. We market our dimensional stone products primarily in the United States through distributors, dealers, and designers. In addition, we sell nominal quantities of our products in Europe and Canada.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

REVENUE. Revenue for the three months ended June 30, 2000 was $2,585,015, a 97% increase over revenue of $1,311,754 for the three months ended June 30, 1999. Revenue for the six months ended June 30, 2000 was $4,631,133, a 71% increase over revenue of $2,706,685 for the six months ended June 30, 1999. We attribute the increase in revenue to increased production and continued market acceptance and demand for our products. Production from our honed tile factory for the three and six-month periods ended June 30, 2000 was 25% and 12% higher than the same periods in 1999. Production from our ancient tile factory for the three and six-month periods ended June 30, 2000 was 80% and 60% higher than the same periods in 1999.

COST OF GOODS SOLD; SLAB REFINISHING; GROSS PROFIT. Cost of goods sold was $1,233,603 and $746,122 for the three months ended June 30, 2000 and 1999, respectively. Cost of goods sold was $2,335,014 and $1,418,423 for the six months ended June 30, 2000 and 1999, respectively. Gross profit as a percentage of revenue, including slab refinishing expense, was 38% and 43% for the three months ended June 30, 2000 and 1999, respectively, and was 38% and 48% for the six months ended June 30, 2000 and 1999, respectively. Slab refinishing expense was $370,162 and $0 for the three months ended June 30, 2000 and 1999, respectively, and was $539,620 and $0 for the six months ended June 30, 2000 and 1999, respectively. Slab refinishing expense represents all fixed costs incurred for our third factory in excess of amounts required for normal production activity and for costs incurred to resolve initial production quality issues. Gross profit as a percentage of revenue, excluding slab refinishing expense, was 52% and 43% for the three months ended June 30, 2000 and 1999, respectively and was 50% and 48% for the six months ended June 30, 2000 and 1999, respectively. The increase in gross profit as a percentage of revenue, excluding slab refinishing expense, is due to the substantial increase in production and sales from our ancient tile factory. This factory produces all of our Durango Ancient products, mesh-mount patterns and accent pieces. These product lines represent our highest margin items.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense was $473,862 and $347,239 for the three months ended June 30, 2000 and 1999, respectively. Selling, general, and administrative expense was $974,521 and $717,827 for the six months ended June 30, 2000 and 1999, respectively. The increase in selling, general, and administrative expense is due to increases in personnel, and increased spending on advertising and promotion.

PROVISION FOR INCOME TAXES. We have accounted for the utilization of our net operating loss carryforwards during the six months ended June 30, 1999 by reducing our deferred tax asset by $201,000 and recording a related provision for income taxes of $113,000 and $88,000 for the three months ended March 31, 1999 and June 30, 1999, respectively. We have recorded a provision for income taxes of $84,720 and $ 205,580 for the three months ended March 31, 2000 and June 30, 2000, respectively, using an effective rate of 43% in each quarter. The provision for income taxes for the six months ended June 30, 2000 is comprised of a current amount of $229,772 and a deferred amount of $60,528.

SEASONALITY

Historically, we have experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodeling. We may also be subject to periodic declines experienced by the building industry in general.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital position increased to $1,085,336 at June 30, 2000 from $708,989 at December 31, 1999. The increase was attributable to increases in cash and accounts receivable and decreases in accounts payable and accrued liabilities. The improvement in our working capital position can be attributed to improved cash flows resulting from increased monthly sales levels.

Our net cash provided by operating activities was $394,030 for the six months ended June 30, 2000, compared to net cash used in operating activities of $4,510 for the six months ended June 30, 1999. The change was primarily attributable to a decrease in inventory as a result of increased monthly sales levels during the six-months ended June 30, 2000. Specifically, we had record sales during the month of June 2000.

We have a $500,000 revolving line of credit with Bank One, Arizona NA. Interest on amounts borrowed under the line of credit is payable at the bank's prime rate plus 1.5%, or a total of 11.0% at June 30, 2000. The line of credit expires on August 13, 2000, and is secured by our inventory, accounts receivable, and intangible assets. Franklin E. Cunningham, our Chairman of the Board, President, and Chief Executive Officer, also has personally guaranteed our obligations under the line of credit. We had outstanding borrowings of $0 and $250,000 at June 30, 2000 and December 31, 1999, respectively. We had $500,000 and $250,000 available to us under the line of credit at June 30, 2000 and December 31, 1999, respectively.

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


Date:  August 14, 2000                  World Wide Stone Corporation

                                        By: /s/ Aaron T. Macneil
                                            ------------------------------------
                                            Aaron T. Macneil, Chief Financial
                                            Officer