Form 10QSB
period 2000-09-30
WORLD WIDE STONE CORP
filed 2000-11-14
CIK 841123

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000        Commission File Number 000-18389


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000 there were 32,803,768 shares of common stock outstanding.

================================================================================

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          September 30, 2000 and December 31, 1999 ............................3

        Consolidated Statements of Operations
          Three months ended September 30, 2000 and 1999 ......................4

        Consolidated Statements of Operations
          Nine months ended September 30, 2000 and 1999 .......................5

        Consolidated Statements of Cash Flows
          Nine months ended September 30, 2000 and 1999 .......................6

        Notes to Consolidated Financial Statements ............................7

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations .........................9

PART II. OTHER INFORMATION....................................................12

Signature ....................................................................13

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    September 30,   December 31,
                                                        2000           1999
                                                     -----------    -----------
CURRENT ASSETS:
  Cash                                               $   360,003    $   151,147
  Accounts receivable                                  1,113,684        805,052
  Inventory                                            1,659,998      1,519,767
  Prepaid expenses and other                             465,777         72,585
                                                     -----------    -----------
        Total current assets                           3,599,462      2,548,551

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation of $2,028,726
  and $1,622,870, respectively                         4,898,286      5,159,297

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
  accumulated amortization of $132,235 and
  $118,555, respectively                                 141,354        155,034

OTHER ASSETS:
  Other receivables                                      140,349        299,308
  Deferred loan fees, net                                 37,975         47,505
  Prepaid taxes                                           10,083         10,748
                                                     -----------    -----------
        Total assets                                 $ 8,827,509    $ 8,220,443
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   169,174    $   228,286
  Accrued liabilities                                    233,866        319,353
  Income taxes payable                                   435,155         94,093
  Current portion of long-term debt                      366,771        297,830
  Other (Banca Serfin S.A. debt)                         900,000        900,000
                                                     -----------    -----------
        Total current liabilities                      2,104,966      1,839,562

DEFERRED TAX LIABILITY                                    83,388         18,000

LONG-TERM DEBT, net of current portion                   695,786      1,037,408
                                                     -----------    -----------
        Total liabilities                              2,884,140      2,894,970

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value,
    100,000,000 shares authorized,
    34,803,768 shares issued,
    32,803,768 shares outstanding                         34,804         34,804
  Additional paid-in capital                           8,039,436      8,039,436
  Accumulated deficit                                 (2,016,248)    (2,643,707)
  Cumulative remeasurement adjustment                      5,377         14,940
  Treasury stock, at cost, 2,000,000 shares             (120,000)      (120,000)
                                                     -----------    -----------
        Total stockholders' equity                     5,943,369      5,325,473
                                                     -----------    -----------
        Total liabilities and stockholders' equity   $ 8,827,509    $ 8,220,443
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
REVENUE                                            $  2,740,867    $  1,860,990

COST OF GOODS SOLD                                    1,475,236         898,382

SLAB REFINISHING                                        139,412              --
                                                   ------------    ------------
        Gross profit                                  1,126,219         962,518

COST AND EXPENSES:
  Selling, general and administrative                   456,191         465,315
  Depreciation and amortization                          19,812           7,510
                                                   ------------    ------------
        Income from operations                          650,216         489,693
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                                      (29,007)        (36,974)
  Loss on currency remeasurement                        (25,274)        (44,878)
  Other income                                            5,196          33,624
                                                   ------------    ------------
        Total other expense                             (49,085)        (48,228)
                                                   ------------    ------------
        Income before provision for income taxes        601,131         441,465

PROVISION FOR INCOME TAXES                              358,486         178,000
                                                   ------------    ------------
        Net income                                      242,645         263,465

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement adjustment              48,088           3,226
                                                   ------------    ------------
        Comprehensive income                       $    290,733    $    266,691
                                                   ============    ============
EARNINGS PER SHARE
  Basic and diluted:
  Net income per share                             $        .01    $        .01
                                                   ============    ============
  Weighted average number of common
    shares outstanding                               32,803,768      32,703,768
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
REVENUE                                            $  7,372,000    $  4,567,585

COST OF GOODS SOLD                                    3,810,250       2,316,805

SLAB REFINISHING                                        640,032              --
                                                   ------------    ------------
        Gross profit                                  2,921,718       2,250,780

COST AND EXPENSES:
  Selling, general and administrative                 1,469,712       1,183,142
  Depreciation and amortization                          52,924          29,558
                                                   ------------    ------------
        Income from operations                        1,399,082       1,038,080
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                                      (95,454)        (69,407)
  (Loss) on currency remeasurement                      (39,384)        (10,118)
  Other income                                           12,001          40,827
                                                   ------------    ------------
        Total other expense                            (122,837)        (38,698)
                                                   ------------    ------------
        Income before provision for income taxes      1,276,245         999,382

PROVISION FOR INCOME TAXES                              648,786         379,000
                                                   ------------    ------------
        Net income                                      627,459         620,382

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency remeasurement adjustment              (9,563)         24,014
                                                   ------------    ------------
        Comprehensive income                       $    617,896    $    644,396
                                                   ============    ============
EARNINGS PER SHARE
  Basic and diluted:

  Net income per share                             $        .02    $        .02
                                                   ============    ============
  Weighted average number of common
    shares outstanding                               32,803,768      32,703,768
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   627,459    $   620,382
  Adjustments to reconcile net income to net cash
    provided by operating activities-
    Depreciation and amortization                        419,536        304,140
    Amortization of deferred loan fees                     9,530             --
  Loss on foreign currency remeasurement                  39,384         10,118
  Changes in certain assets and liabilities:
    Increase in accounts receivable                     (308,632)      (336,599)
    Increase in inventory                               (140,231)      (435,016)
    Increase in prepaid expenses and other              (392,527)        (7,343)
    Decrease (increase) in other receivables             110,012        (12,532)
    Increase in deferred taxes                            65,388        300,000
    (Decrease) increase in accounts payable              (59,112)        33,327
    (Decrease) increase in accrued liabilities           (85,487)        86,156
    Increase in income taxes payable                     341,062             --
                                                     -----------    -----------
        Net cash provided by operating activities        626,382        562,633
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment, net       (144,845)    (1,384,907)
                                                     -----------    -----------
        Net cash used in investing activities           (144,845)    (1,384,907)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments on) proceeds from long-term debt         (22,861)       889,813
  Net payments on the line of credit                    (250,000)            --
                                                     -----------    -----------
        Net cash (used in) provided
          by financing activities                       (272,681)       889,813
                                                     -----------    -----------
NET INCREASE IN CASH                                     208,856         67,539

CASH, beginning of period                                151,147        279,167
                                                     -----------    -----------
CASH, end of period                                  $   360,003    $   346,706
                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                             $    75,567    $    30,732
                                                     ===========    ===========
  Cash paid for income taxes                         $   242,336    $        --
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WORLD WIDE STONE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

(1) INTERIM FINANCIAL REPORTING:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

(2) INVENTORY:

Inventory is stated at the lower of cost or market. Inventory and cost of goods sold include all normal operating costs incurred at the Company's three factories in Mexico as well as freight charges from Mexico to the United States. Included in these operating costs was depreciation of property, plant and equipment of $124,328 and $99,584 for the three months ended September 30, 2000 and 1999, respectively, and $327,612 and $269,142 for the nine months ended September 30, 2000 and 1999, respectively. Additional costs incurred for initial production quality issues and inefficiencies, including $39,000 of depreciation related to the Company's third factory, were excluded from inventory and included in slab refinishing expense during the nine months ended September 30, 2000. As of September 30, 2000, inventory was located at a plant in Durango, Mexico, at a showroom-warehouse in Phoenix, Arizona, and at a warehouse in El Paso, Texas. Inventory at September 30, 2000, consists of finished goods and raw materials of $1,383,276 and $276,722, respectively.

(3) ADOPTION OF STAFF ACCOUNTING BULLETIN (SAB) NO. 101

In December 1999, the Securities and Exchange Commission issued SAB No. 101 that provides guidance on revenue recognition. SAB No. 101 is effective for fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of adopting SAB No. 101, which is required during the fourth quarter of 2000, and does not expect a material adjustment as a result of its adoption. Accordingly, the Company believes that their revenue recognition policy complies with SAB No. 101.

(4) EARNINGS PER SHARE:

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, to compute basic and diluted earnings per share. Because the Company has no outstanding convertible securities or other common stock equivalents, there is no difference between amounts reported for weighted average common shares and earnings per share for basic and diluted amounts. In March 2000, the Company's Board of Directors approved a 1-for-30 reverse stock split of the Company's common stock. If approved by the shareholders, each 30 shares of the Company's common stock outstanding prior to the reverse stock spilt will represent one share of common stock following the reverse stock spilt. If approved, the Company's net income per share would be restated as $.22 and $.24 for the three months ended September 30, 2000 and 1999, respectively, and $.57 and $.57 for the nine months ended September 30, 2000 and 1999, respectively. The Company has not yet scheduled a date for stockholder approval of the reverse stock split.

(5) FOREIGN CURRENCY TRANSLATION:

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

(6) RELATED PARTY TRANSACTIONS:

In January 1999, an officer of the Company acquired the building that the Company leases for its corporate offices in Phoenix, Arizona. In March 2000, the building was transferred to a director of the Company as part of a divorce settlement. Because the Company entered into the lease with a third party prior to the officer's acquisition of the building and the subsequent transfer to the director, the Company believes that the terms of the lease are no less favorable to the Company than could be obtained from non-affiliated parties. The lease for this building expires in November 2000. The Company is negotiating an extension to the lease and anticipates that the extension will be on terms substantially similar to the terms and conditions of the existing lease.

(7) SUBSEQUENT EVENT:

Subsequent to September 30, 2000, the Company settled its $900,000 debt with Banca Serfin S.A.. As a result of the Company's insistence that the debt owed to Banca Serfin S.A. was much less than what the bank had claimed and the Company's ability to engage legal counsel and litigate the matter over the past several years, the debt was settled on October 6, 2000 for approximately $127,000. Legal fees incurred to settle the debt obligation are estimated to be approximately $150,000. Legal fees were negotiated as a percentage of the difference between the original contingency and the final settlement with the bank. Other direct costs associated with the settlement of this matter are likely to be immaterial. The Company paid the settlement out of operating cash flow and accrued the amounts due to legal counsel in October 2000. The Company will account for the net gain on this transaction as an extraordinary item in the fourth quarter.

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

INTRODUCTION

We quarry, manufacture, and market a wide variety of dimensional stone products. We extract marble limestone and travertine blocks from quarries located in Mexico. We then transport the blocks to factories operated by our wholly-owned Mexican subsidiaries in Durango, Durango, Mexico, where the blocks are cut, honed, polished or tumbled, dimensioned and packaged. We market our dimensional stone products primarily in the United States through distributors, dealers, and designers. In addition, we sell nominal quantities of our products in Europe and Canada.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE. Revenue for the three months ended September 30, 2000 was $2,740,867, a 47.3% increase over revenue of $1,860,990 for the three months ended June 30, 1999. Revenue for the nine months ended September 30, 2000 was $7,372,000, a 61.4% increase over revenue of $4,567,585 for the nine months ended September 30, 1999. We attribute the increase in revenue to increased production and continued market acceptance and demand for our products. Production from our honed tile product factory for the three and nine-month periods ended September 30, 2000 was 23.9% and 18.3% higher than the same periods in 1999. Production from our ancient tile product factory for the three and nine-month periods ended September 30, 2000 was 70.2% and 63.8% higher than the same periods in 1999.

COST OF GOODS SOLD; SLAB REFINISHING; GROSS PROFIT. Cost of goods sold was $1,475,236 and $ 898,382 for the three months ended September 30, 2000 and 1999, respectively. Cost of goods sold was $3,810,250 and $2,316,805 for the nine months ended September 30, 2000 and 1999, respectively. Gross profit as a percentage of revenue, including slab refinishing expense, was 41.1% and 51.7% for the three months ended September 30, 2000 and 1999, respectively, and was 39.6% and 49.3% for the nine months ended September 30, 2000 and 1999, respectively.

Slab refinishing expense was $139,412 and $0 for the three months ended September 30, 2000 and 1999, respectively, and was $640,032 and $0 for the nine months ended September 30, 2000 and 1999, respectively. Slab refinishing expense represents all fixed costs incurred for our third factory in excess of amounts required for normal production activity and for costs incurred to resolve initial production quality issues. Slab refinishing expense decreased during the three months ended September 30, 2000, as fewer slabs had to be refinished compared with the first two quarters of fiscal 2000.

Gross profit as a percentage of revenue, excluding slab refinishing expense, was 46.2% and 51.7% for the three months ended September 30, 2000 and 1999, respectively, and was 48.3% and 49.3% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in gross profit as a percentage of revenue, excluding slab refinishing expense, for the three and nine months ended September 30, 2000, results from increased production and sales from our ancient tile product factory, representing our highest margin items and increasing our gross margin, offset by a 25% increase in the average cost per cubic meter for block and a poorer quality of block quarried and consumed over this quarter, which decreased our gross margin. This increase in cost is the result of quarrying through a geological fracture in our primary quarry. When our quarriers encounter a geological fracture, they expend significantly more time and effort cutting and removing useable block for delivery to our factories. Even so, much of the block delivered to our factories is very porous and breaks apart during final production. Over the three months ended September 30, 2000, we increased our production by approximately 20% over the previous quarter to meet increased market demand for our products. In order to achieve this increase in production, it was necessary to cut approximately 40% more block than in the previous quarter, given the poorer quality of much of the block consumed. By consuming more block, at a higher cost per cubic meter, our gross profit for the three months ended September 30, 2000, decreased instead of improving due to increased production and sales of ancient tile.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense remained relatively consistent at $456,191 and $465,315 for the three months ended September 30, 2000 and 1999, respectively. Selling, general, and administrative expense was $1,469,712 and $1,183,142 for the nine months ended September 30, 2000 and 1999, respectively. The increase in selling, general, and administrative expense for the nine months ended September 30, 2000 is due to increases in personnel and increased spending on advertising and promotion. Selling, general, and administrative expense continues to decrease as a percentage of revenue as we increase our revenue while maintaining relatively the same sales and administrative cost structure.

PROVISION FOR INCOME TAXES. We accounted for the utilization of our net operating loss carryforwards during the nine months ended September 30, 1999 by reducing our deferred tax asset by $379,000 and recording a related provision for income taxes of $113,000, $88,000, and $178,000 for the three months ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively. We have recorded a provision for income taxes of $84,720, $205,580, and $358,486 for the three months ended March 31, 2000, June 30, 2000, and September 30, 2000 respectively, using an effective rate of 43% in the first and second quarters and 60% in the third quarter. The provision for income taxes for the nine months ended September 30, 2000 is comprised of a current amount of $583,398 and a deferred amount of $65,388.

SEASONALITY

Historically, we have experienced lower sales in the fourth calendar quarter as a result of production declines during the holiday season as well as seasonal declines in homebuilding and remodeling. We may also be subject to periodic declines experienced by the building industry in general.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital position increased to $1,494,496 at September 30, 2000 from $708,989 at December 31, 1999. The increase was attributable to increases in cash and accounts receivable and decreases in accounts payable and accrued liabilities. The improvement in our working capital position can be attributed to improved cash flows resulting from increased monthly sales levels.

Our net cash provided by operating activities was $626,382 for the nine months ended September 30, 2000, compared to net cash provided by operating activities of $562,633 for the nine months ended September 30, 1999. The change was primarily attributable to increases in net income and income taxes payable during the nine months ended September 30, 2000.

We have a $500,000 revolving line of credit with Bank One, Arizona NA. Interest on amounts borrowed on the line of credit is payable at the bank's prime rate plus 1.5%, or a total of 10.75% at September 30, 2000. The line of credit formally expired on August 13, 2000, but has temporarily been extended through November 15, 2000. The line of credit is secured by our inventory, accounts receivable, and intangible assets. Franklin E. Cunningham, our Chairman of the Board, President, and Chief Executive Officer, also has personally guaranteed our obligations under the line of credit. We had outstanding borrowings of $0 and $250,000 at September 30, 2000 and December 31, 1999, respectively. We had $500,000 and $250,000 available to us under the line of credit at September 30, 2000 and December 31, 1999, respectively.

In January 2000, we entered into a capital lease agreement with Banc One Leasing Corporation in order to refinance the balance outstanding on the line of credit at December 31, 1999. The lease has a five-year term and bears interest at a rate of 9.29% per annum. We have the option to purchase the equipment for a nominal amount at the end of the lease term.

In October 2000, we settled our $900,000 debt with Banca Serfin S.A. Because of our insistence that the debt owed to Banca Serfin S.A. was much less than what the bank had claimed and our ability to engage legal counsel and litigate the matter over the past several years, the debt was settled for approximately $127,000. We were able to make this payment with cash from operations. Legal fees incurred to settle the debt obligation are estimated to be approximately $150,000. Legal fees were negotiated as a percentage of the difference betwen the original contingency and the final settlement with the bank. We will account for the gain on this transaction, net of direct costs associated with settling the debt, as an extraordinary item in the fourth quarter.

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

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 3.2A: First Amended  and Restated  Bylaws of the Registrant as
                        adopted March 15, 2000
          Exhibit 27.1: Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Date: November 14, 2000                 World Wide Stone Corporation


                                        By: /s/ Aaron T. Macneil
                                            ------------------------------------
                                            Aaron T. Macneil,
                                            Chief Financial Officer